Form 10-Q
period 2002-06-30
CEDAR BRAKES II LLC
filed 2002-08-14
CIK 1168673

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-84206

                            CEDAR BRAKES II, L.L.C.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      [76-0613853]
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

              EL PASO BUILDING
            1001 LOUISIANA STREET
               HOUSTON, TEXAS                                       77002
  (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 13, 2002, 100 percent of the membership interest of Cedar Brakes II, L.L.C. is owned directly by Mesquite Investors, L.L.C. Such membership interest is not publicly traded and therefore has no separate, quantifiable market value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CEDAR BRAKES II, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              QUARTER ENDED   SIX MONTHS ENDED
                                                              JUNE 30, 2002    JUNE 30, 2002
                                                              -------------   ----------------
Operating revenues
  Electricity sales.........................................    $ 30,120          $ 56,484
                                                                --------          --------
Operating expenses
  Electricity purchases -- affiliate........................      11,917            22,349
  Change in market value of power agreements................       6,183            14,478
  Administrative fees to affiliate..........................          25                50
  Other.....................................................           4                 4
                                                                --------          --------
                                                                  18,129            36,881
                                                                --------          --------
Operating income............................................      11,991            19,603
                                                                --------          --------
Other (income) expense
  Interest income...........................................        (153)             (261)
  Interest and debt expense.................................      11,153            22,172
                                                                --------          --------
                                                                  11,000            21,911
                                                                --------          --------
Net income (loss)...........................................    $    991          $ (2,308)
                                                                ========          ========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               JUNE 30,   DECEMBER 31,
                                                                 2002         2001
                                                               --------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $ 31,654     $     --
  Accounts receivable -- Public Service Electric and Gas
     Company................................................     10,921        7,019
  Amended power purchase agreement..........................     74,170       73,741
                                                               --------     --------
          Total current assets..............................    116,745       80,760
Amended power purchase agreement............................    531,744      547,396
Restricted cash.............................................     21,453       21,034
Deferred financing costs, net...............................      6,176        6,204
                                                               --------     --------
          Total assets......................................   $676,118     $655,394
                                                               ========     ========

                           LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable -- affiliate.............................   $  4,331     $  2,426
  Accrued interest payable..................................     23,667        2,249
  Mirror power purchase agreement--affiliate................      5,489        3,093
  Current maturities of long-term debt......................     18,335        5,824
                                                               --------     --------
          Total current liabilities.........................     51,822       13,592
Mirror power purchase agreement--affiliate..................     25,856       28,997
Long-term debt, less current maturities.....................    407,167      419,224

Commitments and contingencies

Member's capital............................................    191,273      193,581
                                                               --------     --------
          Total liabilities and member's capital............   $676,118     $655,394
                                                               ========     ========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                                  2002
                                                               ----------
Cash flows from operating activities
  Net loss..................................................    $(2,308)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Changes in market value of power agreements............     14,478
     Amortization of bond discount..........................        454
     Amortization of deferred financing costs...............        300
     Working capital changes
       Accounts receivable..................................     (3,902)
       Accounts payable -- affiliate........................      1,905
       Accrued interest payable.............................     21,418
                                                                -------
          Net cash provided by operating activities.........     32,345
                                                                -------
Cash flows from financing activities
  Debt issuance costs.......................................       (272)
  Change in restricted cash.................................       (419)
                                                                -------
          Net cash used in financing activities.............       (691)
                                                                -------
Net change in cash and cash equivalents.....................     31,654
                                                                -------
Cash and cash equivalents
  Beginning of period.......................................         --
                                                                -------
  End of period.............................................    $31,654
                                                                =======

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     We are a single member Delaware limited liability company organized in May 2001, under the terms of a limited liability company agreement. We are a wholly owned direct subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by the Limestone Electron Trust and a subsidiary of El Paso Corporation. Our sole business is to sell electric energy and provide electric capacity to Public Service Electric and Gas Company, a New Jersey corporation, under an amended power purchase agreement that we entered into with Public Service Electric. We began operating under this amended power purchase agreement on December 13, 2001.

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our December 31, 2001 audited financials statements as presented in the amendment to our registration statement on Form S-4 which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2002, and for the quarter and six months ended June 30, 2002, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our amendment to our registration statement on Form S-4. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year.

     Our accounting policies are consistent with those discussed in our amendment to our registration statement on Form S-4, except as discussed below.

  Deferred Financing Costs

     Our deferred financing costs represent the cost to issue our bonds and are being amortized using the effective-interest method over the term of the bonds. During the six months ended June 30, 2002, we incurred an additional $0.3 million of deferred financing costs related to the exchange of our 9.875% Series A Senior Secured Bonds for registered 9.875% Series B Senior Secured Bonds. Amortization of deferred financing costs was approximately $0.3 million for the six months ended June 30, 2002 and is included in our statement of operations as interest and debt expense.

  Accounting for Amended Power Purchase and Mirror Power Purchase Agreements

     We record our amended power purchase and mirror power purchase agreements on our balance sheet at their respective fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We estimate the fair value of our amended power purchase agreement with Public Service Electric and our mirror power purchase agreement with El Paso Merchant based on an estimate of the cash receipts and payments under these agreements using anticipated future power prices compared to the contractual prices under these agreements, discounted at a risk-adjusted rate commensurate with the term of each contract, the 10-year treasury rate, and the credit risk of the counterparty. Our policy is to adjust this risk-adjusted rate assumption, or discount rate, when a significant change in the treasury rate and/or the credit spread associated with the counterparty to the contract occurs. As of June 30, 2002, the discount rate used to calculate the fair value of the amended power purchase agreement was 7.02% and the discount rate used to calculate the fair value of the mirror power purchase agreement was 7.77%.

     Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under our agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively quoted prices and historical information. Changes in these values in the future, which could be positive or negative, will occur as our estimates of each of these variables change and as additional market data becomes available, and these changes could be material from period to period. However, the pricing of our power agreements is fixed over their term and, as a result, despite short-term fluctuations in market factors, our long-term reported results will be more reflective of the terms of these agreements. Future changes in interest rates or counterparty credit spreads, if significant, will have a significant impact on our results of operations and balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

  Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized but periodically tested for impairment, at least on an annual basis, or whenever an event occurs to indicate that an impairment may have occurred. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. The adoption of this standard on January 1, 2002 did not have a material effect on our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

  Reporting Gains and Losses from the Early Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses how to report gains or losses resulting from the early extinguishment of debt. Under current accounting rules, any gains or losses on early extinguishment of debt are reported as an extraordinary item. When we adopt SFAS No. 145, we will be required to evaluate whether the debt extinguishment is truly extraordinary in nature. If we routinely extinguish debt early, the gain or loss will be included in income from continuing operations. This statement will be effective for our 2003 year-end reporting.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003.

2.  COMMITMENTS AND CONTINGENCIES

  Amended Power Purchase Agreement

     We have an amended power purchase agreement with Public Service Electric that extends through March 5, 2013. Under the amended power purchase agreement, we sell and deliver electric energy to Public Service Electric at established prices and delivery points within the Pennsylvania-New Jersey-Maryland power system. Additionally, we are required to arrange for 189 megawatts per day of capacity through October 31, 2008 and 149 megawatts per day of electric capacity from November 1, 2008 through the end of the agreement to be made available to Public Service Electric. The prices under the agreement are specified on an annual basis and escalate each year over the contract term beginning in 2003. The price is $80.88 per megawatt hour (MWh) in 2002, $77.75 per MWh in 2003, and increases annually thereafter to $105.42 per MWh in 2013. Annual energy deliveries cannot exceed the specified maximum amounts, which range from 1,501,825 MWh in 2002 to 1,171,424 MWh in 2012 and 205,400 in 2013.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy deliveries for reasons within our control, Public Service Electric's payment to us may be reduced by a credit as specified in the amended power purchase agreement, if any, for energy purchased by Public Service Electric over the prices stated in our amended power purchase agreement. No credits were applied during the six months ended June 30, 2002.

     If we fail to provide all or part of the required electric capacity for reasons within our control, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the amended power purchase agreement. Generally, the credit would equal the excess of the average market marginal hourly price, if any, over the price as stated in our amended power purchase agreement for those hours in which the shortfall occurred. No credits were applied during the six months ended June 30, 2002.

  Mirror Power Purchase Agreement

     In order to meet our electric energy delivery and electric capacity commitments under the amended power purchase agreement, we entered into a mirror power purchase agreement with El Paso Merchant Energy, L.P., our affiliate. The mirror power purchase agreement has the same term as the amended power purchase agreement. Under this agreement, we purchase energy at an established price and at quantities sufficient to meet our obligations to Public Service Electric. The established price under the amended power purchase agreement is $32.00 per MWh for the term of the contract.

     Under the mirror power purchase agreement, El Paso Merchant must schedule and deliver to us during each year both the minimum hourly electric energy deliveries and the full amount of electric energy deliveries that we are obligated to deliver under our amended power purchase agreement with Public Service Electric and El Paso Merchant must make available to us capacity credits equal to the electric capacity we are required to provide under our amended power purchase agreement with Public Service Electric. If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described above. No credits were taken during the six months ended June 30, 2002. El Paso Merchant's performance under this agreement has been guaranteed by El Paso Corporation under a performance guaranty (see Note 3).

     If El Paso Merchant fails in any month to provide all or part of the capacity, for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric as a direct result of our failure to provide capacity under the amended power purchase agreement. No credits were taken during the six months ended June 30, 2002.

     Because our amended power purchase and mirror power purchase agreements are similar in terms of the amount of capacity provided and the quantities of energy bought and sold, and since prices under these agreements are established, the execution of these agreements results in our ability to receive a determinable cash margin over the term of the agreements. Assuming that minimum energy delivery requirements are met and all capacity requirements are made available, this margin will range from $45.75 to $73.42 per MWh sold over the remaining life of the agreements.

3.  RELATED PARTY TRANSACTIONS

  Mirror Power Purchase Agreement

     El Paso Merchant provides electric energy and electric capacity to us under the mirror power purchase agreement as discussed in Note 2. Expenses under this agreement are based on market rates at the time the agreement was negotiated. Total purchases during 2002 are reflected as electricity purchases -- affiliate in our statements of operations. Amounts owed under the agreement are included in our accounts payable -- affiliate on our balance sheets.

  Administrative Services Agreement

     We have an administrative services agreement with El Paso Merchant to provide project management, finance and accounting services to us for a fee of $100,000 per year through 2013. In addition to the base fee, we are obligated to reimburse El Paso Merchant for direct expenses other than project management, finance and accounting services that may be incurred on our behalf. Fees and expenses under this agreement are due and payable only to the extent that we have sufficient cash after paying obligations under our bond indenture. Total fees incurred under this agreement during 2002 are reflected as administrative fees to affiliate in our statements of operations.

  El Paso Corporation Performance Guaranty

     El Paso Corporation, the parent company of El Paso Merchant, entered into a performance guaranty with us on December 12, 2001, which expires after the expiration of El Paso Merchant's obligations under the mirror power purchase and administrative services agreements. Under the performance guaranty, El Paso Corporation guarantees to us the punctual performance of all of El Paso Merchant's obligations under the mirror power purchase agreement and the administrative services agreement.

  Distributions

     As permitted by our senior secured bond indenture and our limited liability company agreement, cash distributions may be made to our member bi-annually starting September 1, 2002 for all excess cash, provided that no event of default or defaults has occurred, and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to
1.00. We have not yet made any distributions to our member.

     See Note 2 for additional discussion on commitments with related parties.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 2002 and December 31, 2001, the carrying amounts of our financial instruments including cash, cash equivalents and trade receivables and payables are representative of fair value because of their short-term nature. The fair value of our long-term debt was $463.6 million as of June 30, 2002, and $432.0 million as of December 31, 2001. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

     In May 2002, Standard and Poor's lowered the senior unsecured credit rating of our only customer, Public Service Electric, from BBB+ to BBB-. Although our credit rating is not directly related to the credit rating of Public Service Electric, an indirect result of the credit rating downgrade of Public Service Electric was a downgrade in the credit rating of our bonds in June 2002 by Standard and Poor's from BBB to BBB-. Further downgrades of Public Service Electric could indirectly have a negative impact on the fair value of our long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our registration statement on Form S-4/A (Registration No. 333-84206) dated June 21, 2002, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

GENERAL

Power Contract Restructurings

     Our sole business is to sell electric energy and provide electric capacity to Public Service Electric under our amended power purchase agreement with them. We were formed in May 2001, but did not begin operations until December 13, 2001 when the Cogen Technologies NJ Venture, or Bayonne, power purchase agreement with Public Service Electric and the Camden Cogen, L.P., or Camden, power purchase agreement with Public Service Electric were contributed to us by our member. The amended power purchase agreement combined and superseded the Bayonne and Camden power purchase agreements with Public Service Electric. The contribution of these power purchase agreements to us was a part of the process that has become known in the power industry as a "power contract restructuring." Many domestic power plants have long-term power purchase agreements with regulated utilities that were entered into under the Public Utility Regulatory Policies Act of 1978 (PURPA). The power sold to the utility under these PURPA contracts is required to be delivered from a specified power generation plant at power prices that are usually significantly higher than the cost of power in the wholesale power market. The cost of generating power at these PURPA power plants is typically higher than the cost that would be incurred by obtaining the power in the wholesale power market, principally because the PURPA power plants are less efficient than newer power generation facilities.

     In a power contract restructuring, the PURPA power purchase agreement is amended so that the power sold to the utility does not have to be provided from the specific power plant. Because we are able to buy lower cost power in the wholesale power market, we have the ability to reduce the cost paid by the utility, thereby inducing the utility to enter into the power contract restructuring transaction. Following the contract restructuring, the power plant operates on a merchant basis, which means that it is no longer dedicated to one buyer and will operate only when power prices are high enough to make operations economical. Prior to a power contract restructuring, the power plant and its related PURPA power purchase agreement are accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are, in most cases, accounted for on an accrual basis as power is generated and sold to the utility. As part of the restructuring, any related fuel supply and steam agreements are generally amended or terminated, the value of the remaining merchant plant is evaluated for possible impairment, and the restructured power agreements are adjusted to their estimated fair value. The restructured power purchase agreement can then be sold or we can enter into an offsetting, or mirror, power purchase agreement. In cases when we enter into a mirror power purchase agreement, we use the restructured agreement and the mirror power purchase agreement along with the fixed-price spread between these agreements as collateral to obtain financing. The offsetting power purchase agreement requires the power supplier, which can be an affiliate or third-party, to provide long-term fixed price power in amounts sufficient for us to meet our obligations under the restructured power agreements.

     Under the pre-existing power purchase agreements, Bayonne and Camden sold generating capacity and associated energy from the Bayonne and Camden facilities to Public Service Electric. Under the pre-existing power purchase agreements, the Bayonne and Camden facilities were required to be qualifying facilities under PURPA. The Bayonne power purchase agreement and the Camden power purchase agreement each required that the sellers under the respective agreements source capacity and energy only from their respective facilities. The amended power purchase agreement eliminated the requirement that the Bayonne facility and the Camden facility be the only sources of energy provided under that agreement. The elimination of the requirement that the Bayonne and Camden facilities be the only source of energy under the amended power purchase agreement is beneficial to us because we can source energy from any source connected to the Pennsylvania-New Jersey-Maryland (PJM) market, and the cost of energy sourced in this manner may be less expensive than the cost to produce such energy at the Bayonne or Camden facilities alone. The benefits of the amended power purchase agreement also include significantly more flexibility in scheduling energy deliveries, including a greater degree of daily delivery flexibility. From the perspective of Public Service Electric, our ability to source lower cost power in the market allowed us to provide Public Service Electric with a benefit in the form of a payment from us of $64.0 million when the restructured power purchase agreement became effective.

     Through a series of transactions, the pre-existing power purchase agreements were distributed to our member who, in turn, contributed them to us on December 12, 2001 at a book value of $299.1 million. We subsequently combined and amended the pre-existing power purchase agreements and began operating under our amended power purchase agreement on December 13, 2001. In order to meet our energy delivery and electric capacity commitments under the amended power purchase agreement, we entered into a mirror power purchase agreement with El Paso Merchant. The mirror power purchase agreement has the same term as the amended power purchase agreement and we purchase energy at an established price and at quantities sufficient to meet our obligations to Public Service Electric.

     In December 2001, we issued 9.875% Series A Senior Secured Bonds, due 2013, with an aggregate principal amount of $431.4 million at a discount of $6.4 million. We completed an exchange of the Series A bonds for registered 9.875% Series B Senior Secured Bonds, due 2013, on July 31, 2002. The terms of the Series B bonds and the Series A bonds are substantially the same in all material respects, except that the Series B bonds are registered with the Securities and Exchange Commission. Scheduled payments of principal and interest on the bonds will be paid from the positive margin created between the sales of electric energy and capacity to Public Service Electric and purchases of electric energy and capacity from El Paso Merchant.

     We account for our amended power purchase agreement and our mirror power purchase agreement as derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, the amended power purchase agreement and the mirror power purchase agreement are recorded on our balance sheet at their estimated fair values. We reflected the difference between the book value of these agreements and their estimated market value at December 13, 2001 as a gain of $228.2 million in our 2001 statement of income.

     As of June 30, 2002, these agreements had an estimated fair value of $574.6 million. For the six months ended June 30, 2002, the change in estimated fair value of these agreements was a decrease of $14.5 million and was recorded as a component of operating expenses in our condensed statement of operations. The fair values of these agreements were calculated based on expected cash receipts and payments under the agreements compared to the estimated future market prices of power. These estimated market prices for power were derived based on a combination of available market data, broker quotations and models that are derived based on historical market prices. The differences between market and contractual prices are then discounted using discount rates that reflect the counterparty credit risk and current market conditions. Discount rates are modified only when a significant change in the counterparty credit risk, market condition, or both occurs. As of June 30, 2002, the discount rate used to calculate the fair value of the amended power purchase agreement was 7.02 percent and the discount rate used to calculate the fair value of the mirror power purchase agreement was 7.77 percent.

     We also adjust our valuations for factors such as market liquidity, market price correlation and model risk, as needed. Future power prices are based on the forward pricing curve of the appropriate power delivery and receipt points in the applicable power market. This forward pricing curve is derived from a combination of actual prices observed in the applicable market, price quotes from brokers and extrapolation models that rely on actively quoted prices and historical information. The timing of cash receipts and payments are based on the expected timing of power delivered under these contracts.

RESULTS OF OPERATIONS

     We were formed in May 2001, but did not begin operations until December 13, 2001 when we began operating under the amended power purchase agreement with Public Service Electric and Gas Company. As a result, our discussion of financial condition and results of operations only encompasses those periods in which we had operations.

Quarter Ended June 30, 2002

     For the quarter ended June 30, 2002, we had net income of $1.0 million. During the second quarter of 2002, we generated operating revenues of $30.1 million from the sale of approximately 372,000 megawatt hours of electric energy, and from providing electric capacity to Public Service Electric. Our operating expenses totaled approximately $18.1 million, and were comprised primarily of payments to El Paso Merchant for purchases of energy of $11.9 million, and a decrease in the fair value of our power agreements of $6.2 million. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense for the period was $11.2 million.

Six Months Ended June 30, 2002

     For the six months ended June 30, 2002, we had a net loss of $2.3 million. During the first six months of 2002, we generated operating revenues of $56.5 million from the sale of approximately 698,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric. Our operating expenses for the first six months of 2002 were $36.9 million and include a decrease in the fair value of our power agreements of $14.5 million and purchases of electric energy from El Paso Merchant of $22.3 million. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense for the six months ended June 30, 2002 was $22.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

     Net cash provided by operating activities was $32.3 million for the six months ended June 30, 2002 and was derived primarily from operating income and working capital changes.

Cash from Financing Activities

     Net cash used in financing activities was $0.7 million for the six months ended June 30, 2002 and consisted of a change in our restricted cash balances and payment of debt issuance costs.

Debt Service

     Under our bond indenture, cash distributions may be made to our member bi-annually starting September 1, 2002 for all excess cash, provided that no event of default or defaults has occurred, and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00. We have not yet made any distributions to our member. For the period from inception through June 30, 2002, we generated funds of approximately $32.3 million available for debt service from the sale of power. Interest for this period was approximately $21.1 million, providing an interest coverage ratio of 1.53. Including the proportionate principal payments for the same period of approximately $3.4 million, this debt service coverage ratio was 1.29.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changing interest rates. The table below shows the carrying amounts and weighted average interest rates of our interest bearing debt, by expected maturity date. The fair value of our fixed rate long-term debt was estimated based on quoted market prices for the same or similar issues.

                                            JUNE 30, 2002
                            ----------------------------------------------
                               EXPECTED MATURITY DATE OF CARRYING VALUE
                            ----------------------------------------------

                             2002     2003      2004      2005      2006
                            ------   -------   -------   -------   -------
                                        (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt, including
 current portion -- fixed
 rate.....................  $5,824   $22,260   $23,598   $28,343   $33,607
     Average interest
       rate...............   9.875%    9.875%    9.875%    9.875%    9.875%

                                           JUNE 30, 2002
                            --------------------------------------------
                              EXPECTED MATURITY DATE OF CARRYING VALUE      DECEMBER 31, 2001
                            --------------------------------------------   -------------------
                              THERE-     LESS BOND                FAIR     CARRYING     FAIR
                              AFTER      DISCOUNT     TOTAL      VALUE      VALUE      VALUE
                            ----------   ---------   --------   --------   --------   --------
                                                  (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt, including
 current portion -- fixed
 rate.....................   $317,775     $(5,905)   $425,502   $463,594   $425,048   $432,037
     Average interest
       rate...............      9.875%

     The sensitivity of the fair value of these agreements to changes in these discount rates are as follows:

                                                              1% INCREASE           1% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Amended power purchase agreement...............  $605.9   $577.8     $(28.1)    $636.1     $30.2
Mirror power purchase agreement................   (31.3)   (30.1)       1.2      (32.7)     (1.4)
                                                 ------   ------     ------     ------     -----
          Total................................  $574.6   $547.7     $(26.9)    $603.4     $28.8
                                                 ======   ======     ======     ======     =====

COMMODITY PRICE RISK

     Our amended power purchase agreement and mirror power purchase agreement meet the definition of derivatives under the provisions of SFAS No. 133 and are carried at their fair value. The fair value of these agreements at June 30, 2002, was estimated based on the expected estimated cash receipts and payments under these agreements using contractual prices under these agreements compared to anticipated future power prices, discounted at a risk-adjusted rate commensurate with the term of each contract and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivery under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from the actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively, quoted prices and historical information.

     The sensitivity of the fair value of our power agreements to changes in the forward pricing curve is as follows:

                                                             10% INCREASE          10% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Amended power purchase agreement...............  $605.9   $575.6     $(30.3)    $636.1     $ 30.2
Mirror power purchase agreement................   (31.3)    (1.5)      29.8      (61.3)     (30.0)
                                                 ------   ------     ------     ------     ------
          Total................................  $574.6   $574.1     $ (0.5)    $574.8     $  0.2
                                                 ======   ======     ======     ======     ======

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 *99.A   Certification of President (Principal Executive Officer)
         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.B   Certification of Chief Financial Officer pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the United States Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CEDAR BRAKES II, L.L.C.

Date: August 14, 2002                                                   /s/ JOHN L. HARRISON
                                                            --------------------------------------------
                                                                          John L. Harrison
                                                               Senior Vice President, Chief Financial
                                                                              Officer,
                                                                   Treasurer and Class A Manager
                                                                   (Principal Financial Officer)

Date: August 14, 2002                                                 /s/ CECILIA T. HEILMANN
                                                            --------------------------------------------
                                                                        Cecilia T. Heilmann
                                                                      Vice President, Managing
                                                                      Director and Controller
                                                                   (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 *99.A     Certification of President (Principal Executive Officer)
           pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.