Form 10-Q
period 2002-09-30
CEDAR BRAKES II LLC
filed 2002-11-15
CIK 1168673

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-84206

                            CEDAR BRAKES II, L.L.C.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                       76-0613853
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

              EL PASO BUILDING
            1001 LOUISIANA STREET
               HOUSTON, TEXAS                                       77002
  (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 12, 2002, 100 percent of the membership interest of Cedar Brakes II, L.L.C. is owned directly by Mesquite Investors, L.L.C. Such membership interest is not publicly traded and therefore has no separate, quantifiable market value.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CEDAR BRAKES II, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               QUARTER ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2002   SEPTEMBER 30, 2002
                                                             ------------------   ------------------
Operating revenues
  Electricity sales........................................       $ 33,060             $ 89,544
                                                                  --------             --------
Operating expenses
  Electricity purchases -- affiliate.......................         13,081               35,430
  Change in market value of power agreements...............          9,473               23,951
  Administrative fees to affiliate.........................             25                   75
  Other....................................................             13                   17
                                                                  --------             --------
                                                                    22,592               59,473
                                                                  --------             --------
Operating income...........................................         10,468               30,071
                                                                  --------             --------
Other (income) expense
  Interest income..........................................           (197)                (458)
  Interest and debt expense................................         11,124               33,296
                                                                  --------             --------
                                                                    10,927               32,838
                                                                  --------             --------
Net loss...................................................       $   (459)            $ (2,767)
                                                                  ========             ========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2002            2001
                                                               -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $ 11,770        $     --
  Accounts receivable -- Public Service Electric and Gas
     Company................................................       10,862           7,019
  Amended power purchase agreement..........................       72,334          73,741
                                                                 --------        --------
          Total current assets..............................       94,966          80,760
Amended power purchase agreement............................      523,520         547,396
Restricted cash.............................................       21,014          21,034
Deferred financing costs, net...............................        5,985           6,204
                                                                 --------        --------
          Total assets......................................     $645,485        $655,394
                                                                 ========        ========

                             LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable -- affiliate.............................     $  9,009        $  2,426
  Accrued interest payable..................................        3,502           2,249
  Mirror power purchase agreement -- affiliate..............        4,878           3,093
  Current maturities of long-term debt......................       22,261           5,824
                                                                 --------        --------
          Total current liabilities.........................       39,650          13,592
Mirror power purchase agreement--affiliate..................       25,880          28,997
Long-term debt, less current maturities.....................      397,641         419,224

Commitments and contingencies

Member's capital............................................      182,314         193,581
                                                                 --------        --------
          Total liabilities and member's capital............     $645,485        $655,394
                                                                 ========        ========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                                   2002
                                                               -------------
Cash flows from operating activities
  Net loss..................................................     $ (2,767)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Change in market value of power agreements.............       23,951
     Amortization of bond discount..........................          678
     Amortization of deferred financing costs...............          715
     Working capital changes
       Accounts receivable..................................       (3,843)
       Accounts payable -- affiliate........................        6,583
       Accrued interest payable.............................        1,253
                                                                 --------
          Net cash provided by operating activities.........       26,570
                                                                 --------
Cash flows from financing activities
  Debt issuance costs.......................................         (496)
  Principal payments of long-term debt......................       (5,824)
  Distributions to member...................................       (8,500)
  Change in restricted cash.................................           20
                                                                 --------
          Net cash used in financing activities.............      (14,800)
                                                                 --------
Net change in cash and cash equivalents.....................       11,770
                                                                 --------
Cash and cash equivalents
  Beginning of period.......................................           --
                                                                 --------
  End of period.............................................     $ 11,770
                                                                 ========
Supplemental disclosure of cash flow information
  Interest paid.............................................     $ 30,650
                                                                 ========

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

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our December 31, 2001 audited financial statements as presented in the amendment to our registration statement on Form S-4 which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2002, and for the quarter and nine months ended September 30, 2002, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our amendment to our registration statement on Form S-4. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year.

     Our accounting policies are consistent with those discussed in our amendment to our registration statement on Form S-4, except as discussed below.

  Deferred Financing Costs

     Our deferred financing costs represent the cost to issue our bonds and are being amortized using the effective-interest method over the term of the bonds. During the nine months ended September 30, 2002, we incurred an additional $0.5 million of deferred financing costs related to the exchange of our 9.875% Series A Senior Secured Bonds for registered 9.875% Series B Senior Secured Bonds. Amortization of deferred financing costs was approximately $0.7 million for the nine months ended September 30, 2002 and is included in our statement of operations as interest and debt expense.

  Accounting for Amended Power Purchase and Mirror Power Purchase Agreements

     We record our amended power purchase and mirror power purchase agreements on our balance sheet at their estimated fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We estimate the fair value of our amended power purchase agreement with Public Service Electric and our mirror power purchase agreement with El Paso Merchant Energy, L.P., our affiliate, based on an estimate of the cash receipts and payments under these agreements using anticipated future power prices compared to the contractual prices under these agreements, discounted at a rate that is based upon the 10-year United States Treasury rate, adjusted for the credit risk of each counterparty. We make adjustments to this discount rate when we believe that market changes in the rates result in changes in fair values that can be realized. We consider whether changes in the rates are the result of changes in the capital markets, or are the result of sustained economic changes. During the third quarter treasury rates declined. We did not adjust our discount rate for this decline in treasury rates since this decrease, combined with the significant uncertainties in the capital markets, did not result in an increased fair value that we believe could have been realized in the market. As of September 30, 2002, the discount rate used to calculate the fair value of the amended power purchase agreement was
7.02 percent and the rate used to calculate the fair value of the mirror power purchase agreement was 7.77 percent.

     Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under our agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively quoted prices and historical information. Changes in these values in the future, which could be positive or negative, will occur as our estimates of each of these variables change and as additional market data becomes available, and these changes could be material from period to period. However, the pricing of our power agreements is fixed over their term and, as a result, despite short-term fluctuations in market factors, our long-term reported results will be more reflective of the terms of these agreements. If significant future changes in interest rates or counterparty credit risks occur, it will have a significant impact on our financial position and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

  Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized but periodically tested for impairment, at least on an annual basis, or whenever an event occurs to indicate that an impairment may have occurred. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. The adoption of this standard on January 1, 2002 did not have a material effect on our financial statements.

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

2.  COMMITMENTS AND CONTINGENCIES

  Amended Power Purchase Agreement

     We have an amended power purchase agreement with Public Service Electric that extends through March 5, 2013. Under the amended power purchase agreement, we sell and deliver electric energy to Public Service Electric at established prices and delivery points within the Pennsylvania-New Jersey-Maryland power system. Additionally, we are required to arrange for 189 megawatts per day of capacity through October 31, 2008 and 149 megawatts per day of electric capacity from November 1, 2008 through the end of the agreement to be made available to Public Service Electric. The prices under the agreement are specified on an annual basis and escalate each year over the contract term beginning in 2003. The price is $80.88 per megawatt hour (MWh) in 2002, $77.75 per MWh in 2003, and increases annually thereafter to $105.42 per MWh in 2013. Annual energy deliveries cannot exceed the specified maximum amounts, which range from 1,501,825 MWh in 2002 to 1,171,424 MWh in 2012 and 205,400 MWh in 2013.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy deliveries for reasons within our control, Public Service Electric's payment to us may be reduced by a credit as specified in the amended power purchase agreement, if any, for energy purchased by Public Service Electric over the prices stated in our amended power purchase agreement. No credits were applied during the nine months ended September 30, 2002.

     If we fail to provide all or part of the required electric capacity for reasons within our control, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the amended power purchase agreement. Generally, the credit would equal the deficiency charge, if any, payable by Public Service Electric as a direct result of our failure to provide the required electric capacity. No credits were applied during the nine months ended September 30, 2002.

  Mirror Power Purchase Agreement

     In order to meet our electric energy delivery and electric capacity commitments under the amended power purchase agreement, we entered into a mirror power purchase agreement with El Paso Merchant. The mirror power purchase agreement has the same term as the amended power purchase agreement. Under this agreement, we purchase energy at an established price and at quantities sufficient to meet our obligations to Public Service Electric. The established price under the mirror power purchase agreement is $32.00 per MWh for the term of the contract.

     Under the mirror power purchase agreement, El Paso Merchant must schedule and deliver to us during each year both the minimum hourly electric energy deliveries and the full amount of electric energy deliveries that we are obligated to deliver under our amended power purchase agreement with Public Service Electric and El Paso Merchant must make available to us capacity credits equal to the electric capacity we are required to provide under our amended power purchase agreement with Public Service Electric. If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described above. No credits were taken during the nine months ended September 30, 2002. El Paso Merchant's performance under this agreement has been guaranteed by El Paso Corporation under a performance guaranty.

     If El Paso Merchant fails in any month to provide all or part of the capacity, for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric as a direct result of our failure to provide capacity under the amended power purchase agreement. No credits were taken during the nine months ended September 30, 2002.

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

3.  RELATED PARTY TRANSACTIONS

  Mirror Power Purchase Agreement

     El Paso Merchant provides electric energy and electric capacity to us under the mirror power purchase agreement as discussed above. Purchases under this agreement are based on market rates at the time the agreement was negotiated. Total purchases during 2002 are reflected as electricity purchases -- affiliate in our statements of operations. Amounts owed under the agreement are included in our accounts payable -- affiliate on our balance sheets.

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

  Distributions

     As permitted by our senior secured bond indenture and our limited liability company agreement, cash distributions may be made to our member bi-annually starting September 1, 2002 for all excess cash, provided that no event of default or defaults have occurred, and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to
1.00. A distribution of $8.5 million was paid to our member during September
2002.

  El Paso Corporation Announces Exit of Energy Trading Activities

     On November 8, 2002, El Paso Corporation announced their plan to exit the energy trading business. El Paso's plan includes forming a new subsidiary to hold, manage and liquidate their trading assets and liabilities previously held by their 100% owned subsidiary and our affiliate, El Paso Merchant Energy, L.P. Our indenture requires the consent of our bondholders to an assignment by El Paso Merchant of its obligations under our mirror power purchase agreement. El Paso Corporation has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the mirror power purchase and administrative services agreements. We are in the process of evaluating what impact, if any, that this announcement will have on these agreements.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2002 and December 31, 2001, the carrying amounts of our financial instruments including cash, cash equivalents and trade receivables and payables are representative of fair value because of their short-term nature. The fair value of our long-term debt was $349.2 million as of September 30, 2002, and $432.0 million as of December 31, 2001. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

     In May 2002, Standard and Poor's lowered the senior unsecured credit rating of our only customer, Public Service Electric, from BBB+ to BBB-. Although our credit rating is not directly related to the credit rating of Public Service Electric, an indirect result of this downgrade was a reduction in the credit rating of our bonds in June 2002 by Standard and Poor's from BBB to BBB-. Further downgrades of Public Service Electric could indirectly have a negative impact on the fair value of our long-term debt.

     On October 4, 2002, Moody's Investors Service downgraded our debt rating to Baa3 from Baa2. This downgrade reflects previous action taken by Moody's on the ratings of El Paso Corporation which guarantees El Paso Merchant's performance under our mirror power purchase agreement. On November 12, 2002, action was taken by Standard and Poor's which resulted in a downgrade to El Paso Corporation's credit ratings. This and further downgrades of El Paso Corporation's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

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

RECENT DEVELOPMENTS

El Paso Corporation Announces Exit of Energy Trading Activities

     On November 8, 2002, El Paso Corporation announced their plan to exit the energy trading business. El Paso's plan includes forming a new subsidiary to hold, manage and liquidate their trading assets and liabilities previously held by their 100% owned subsidiary and our affiliate, El Paso Merchant Energy, L.P. Our indenture requires the consent of our bondholders to an assignment by El Paso Merchant of its obligations under our mirror power purchase agreement. El Paso Corporation has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the mirror power purchase and administrative services agreements. We are in the process of evaluating what impact, if any, that this announcement will have on these agreements.

Potential Change in Mesquite Investors' Ownership

     On November 8, 2002, El Paso Corporation announced its intent to acquire an additional interest in Chaparral Investors, L.L.C. Chaparral owns Mesquite Investors, L.L.C., our parent company. Chaparral is owned approximately 20% by El Paso and the remainder by Limestone Investors, L.L.C. If El Paso acquires Limestone's interests, we would become a wholly-owned, indirect subsidiary of El Paso.

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

     Under the pre-existing power purchase agreements, Bayonne and Camden sold generating capacity and associated energy from the Bayonne and Camden facilities to Public Service Electric and the Bayonne and Camden facilities were required to be qualifying facilities under PURPA. The Bayonne power purchase agreement and the Camden power purchase agreement each required that the sellers under the respective agreements source capacity and energy only from their respective facilities. The amended power purchase agreement eliminated the requirement that the Bayonne facility and the Camden facility be the only sources of energy provided under that agreement. The elimination of this requirement benefited us because now we can source energy from any source connected to the Pennsylvania-New Jersey-Maryland (PJM) market, and the cost of energy sourced in this manner may be less expensive than the cost to produce such energy at the Bayonne or Camden facilities. The benefits of the amended power purchase agreement also include significantly more flexibility in scheduling energy deliveries, including a greater degree of daily delivery flexibility. From the perspective of Public Service Electric, our ability to source lower cost power in the market allowed us to provide Public Service Electric with a benefit in the form of a payment from us of $64.0 million when the restructured power purchase agreement became effective.

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

     As of September 30, 2002, these agreements had an estimated net fair value of $565.1 million. For the nine months ended September 30, 2002, the change in estimated net fair value of these agreements was a decrease of $24.0 million and was recorded as a component of operating expenses in our condensed statement of operations. The fair values of these agreements are calculated based on expected cash receipts and payments under the agreements compared to the estimated future market prices of power. These estimated market prices for power consider a combination of available market data, broker quotations and models that are derived based on historical market prices. The differences between market and contractual prices are then discounted using discount rates that consider the counterparty credit risk and current and anticipated market conditions.

     We make adjustments to this discount rate when we believe that market changes in the rates result in changes in fair values that can be realized. We consider whether changes in the rates are the result of changes in the capital markets, or are the result of sustained economic changes. During the third quarter treasury rates declined. We did not adjust our discount rate for this decline in treasury rates since this decrease, combined with the significant uncertainties in the capital markets, did not result in an increased fair value that we believe could have been realized in the market. As of September 30, 2002, the discount rate used to calculate the fair value of the amended power purchase agreement was 7.02 percent and the rate used to calculate the fair value of the mirror power purchase agreement was 7.77 percent.

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

Quarter Ended September 30, 2002

     For the quarter ended September 30, 2002, we had a net loss of $0.5 million. During the third quarter of 2002, we generated operating revenues of $33.1 million from the sale of approximately 409,000 megawatt hours of electric energy, and from providing electric capacity to Public Service Electric. Our operating expenses totaled approximately $22.6 million, and were comprised primarily of payments to El Paso Merchant for purchases of energy of $13.1 million, and a decrease in the fair value of our power agreements of $9.5 million. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense for the period was $11.1 million.

Nine Months Ended September 30, 2002

     For the nine months ended September 30, 2002, we had a net loss of $2.8 million. During the first nine months of 2002, we generated operating revenues of $89.5 million from the sale of approximately 1,107,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric. Our operating expenses for the first nine months of 2002 were $59.5 million and include purchases of electric energy from El Paso Merchant of $35.4 million and a decrease in the fair value of our power agreements of $24.0 million. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense for the nine months ended September 30, 2002 was $33.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

     Net cash provided by operating activities was $26.6 million for the nine months ended September 30, 2002 and was derived primarily from electric energy and electric capacity sales to Public Service Electric net of electricity purchases, other operating expenses and cash paid for interest, offset by working capital changes created by the timing of payments made and received.

Cash from Financing Activities

     Net cash used in financing activities was $14.8 million for the nine months ended September 30, 2002 and consisted primarily of a $5.8 million principal payment on our long-term debt, and an $8.5 million distribution to our member in September 2002.

Distributions and Debt Service

     Under our bond indenture, cash distributions may be made to our member bi-annually starting September 1, 2002 for all excess cash, provided that no event of default or defaults have occurred, and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00. In September 2002, we distributed $8.5 million to our member in accordance with the terms of our bond indenture and our limited liability company agreement. During the six months ended August 31, 2002, we generated funds of $35.2 million available for debt service from the sale of electric energy and electric capacity. Interest for the period was approximately $21.3 million, providing an interest coverage ratio of 1.65. Including proportionate principal payments for the same period of approximately $4.1 million, the debt service ratio was 1.39. During the nine months ended September 30, 2002, we generated funds of approximately $54.4 million available for debt service from the sale of electric energy and electric capacity. Interest for this period was approximately $31.9 million, providing an interest coverage ratio of 1.71. Including the proportionate principal payments for the same period of approximately $7.5 million, this debt service coverage ratio was 1.38.

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

     On October 4, 2002, Moody's Investor Service downgraded our debt rating to Baa3 from Baa2. This downgrade reflects previous action taken by Moody's on the rating of El Paso Corporation which guarantees El Paso Merchant's performance under our mirror power purchase agreement. On November 12, 2002, action was taken by Standard and Poor's which resulted in a downgrade to El Paso Corporation's credit ratings. This and further downgrades of El Paso Corporation's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

                                                            SEPTEMBER 30, 2002
                       --------------------------------------------------------------------------------------------
                                           EXPECTED MATURITY DATE OF CARRYING VALUE
                       ---------------------------------------------------------------------------------
                                                                          THERE-    LESS BOND                FAIR
                        2003      2004      2005      2006      2007      AFTER     DISCOUNT     TOTAL      VALUE
                       -------   -------   -------   -------   -------   --------   ---------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt,
 including current
 portion -- fixed
 rate................  $22,261   $23,598   $28,343   $33,607   $39,387   $278,387    $(5,681)   $419,902   $349,224
     Average interest
       rate..........    9.875%    9.875%    9.875%    9.875%    9.875%     9.875%


                        DECEMBER 31, 2001
                       -------------------
                       CARRYING     FAIR
                        VALUE      VALUE
                       --------   --------
                       (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt,
 including current
 portion -- fixed
 rate................  $425,048   $432,037
     Average interest
       rate..........

     Our power contracts are also sensitive to interest rates since the anticipated cash flows from these contracts are discounted at a credit risk-adjusted United States Treasury rate to arrive at their fair value. Changes in these rates impact our fair value estimates. The sensitivity of the fair value of our power agreements to changes in interest rates are as follows:

                                                              1% INCREASE           1% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Amended power purchase agreement...............  $595.9   $568.7     $(27.2)    $624.9     $29.0
Mirror power purchase agreement................   (30.8)   (29.7)       1.1      (31.9)     (1.1)
                                                 ------   ------     ------     ------     -----
          Total................................  $565.1   $539.0     $(26.1)    $593.0     $27.9
                                                 ======   ======     ======     ======     =====

COMMODITY PRICE RISK

     Our amended power purchase agreement and mirror power purchase agreement meet the definition of derivatives under the provisions of SFAS No. 133 and are carried at their fair value. The fair value of these agreements at September 30, 2002, was estimated considering the expected estimated cash receipts and payments under these agreements using contractual prices under these agreements compared to anticipated future power prices, discounted at a risk-adjusted rate commensurate with the term of each contract and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivery under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power consider the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from the actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively, quoted prices and historical information. Changes in future prices impact the fair value of these contracts.

     The sensitivity of the fair value of our power agreements to changes in commodity prices is as follows:

                                                             10% INCREASE          10% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Amended power purchase agreement...............  $595.9   $565.9     $(30.0)    $625.9     $ 30.0
Mirror power purchase agreement................   (30.8)    (1.7)      29.1      (59.9)     (29.1)
                                                 ------   ------     ------     ------     ------
          Total................................  $565.1   $564.2     $ (0.9)    $566.0     $  0.9
                                                 ======   ======     ======     ======     ======

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The principal executive officer and principal financial officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report on Form 10-Q, as appropriate.

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 *99.A   Certification of Chief Executive Officer pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.B   Certification of Chief Financial Officer pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            CEDAR BRAKES II, L.L.C.

Date: November 14, 2002                                                 /s/ JOHN L. HARRISON
                                                            --------------------------------------------
                                                                          John L. Harrison
                                                               Senior Vice President, Chief Financial
                                                                              Officer,
                                                                   Treasurer and Class A Manager
                                                                   (Principal Financial Officer)

Date: November 14, 2002                                                  /s/ BRYAN E. SEAS
                                                            --------------------------------------------
                                                                           Bryan E. Seas
                                                                   Vice President and Controller
                                                                   (Principal Accounting Officer)

                                 CERTIFICATION

I, Clark C. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cedar Brakes II, L.L.C.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ CLARK C. SMITH
                                          --------------------------------------
                                          Clark C. Smith
                                          President
                                          (Principal Executive Officer)
                                          Cedar Brakes II, L.L.C.

                                 CERTIFICATION

I, John L. Harrison, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cedar Brakes II, L.L.C.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ JOHN L. HARRISON
                                          --------------------------------------
                                          John L. Harrison
                                          Senior Vice President,
                                          Chief Financial Officer,
                                          Treasurer and Class A Manager
                                          (Principal Financial Officer)
                                          Cedar Brakes II, L.L.C.

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 *99.A     Certification of Chief Executive Officer pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.