Form 10-K
period 2002-12-31
CEDAR BRAKES II LLC
filed 2003-03-31
CIK 1168673

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-50828

                            CEDAR BRAKES II, L.L.C.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      76-0613853
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

               EL PASO BUILDING
            1001 LOUISIANA STREET
                HOUSTON, TEXAS                                     77002
   (Address of Principal Executive Offices)                      (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 420-2600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
                            OF THE REGISTRANT: None

     As of March 24, 2003, 100 percent of the membership interest of Cedar Brakes II, L.L.C. is owned directly by Mesquite Investors, L.L.C. Such membership interest is not publicly traded and therefore has no separate, quantifiable market value.

                   DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CEDAR BRAKES II, L.L.C.

                               TABLE OF CONTENTS

                                   CAPTION
                                   -------
PAGE
------------------------------------------------------------------------------
                                       PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................    2
Item 3.     Legal Proceedings...........................................    2
Item 4.     Submission of Matters to a Vote of Security Holders.........    2

                                      PART II
Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    3
Item 6.     Selected Financial Data.....................................    3
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    3
            Cautionary Statement for Purposes of the "Safe Harbor"
              Provisions
              of the Private Securities Litigation Reform Act of 1995...   11
Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk......................................................   12
Item 8.     Financial Statements and Supplementary Data.................   14
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   28

                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........   28
Item 11.    Executive Compensation......................................   28
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   28
Item 13.    Certain Relationships and Related Transactions..............   28
Item 14.    Controls and Procedures.....................................   28

                                      PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   29
            Signatures..................................................   31

---------------

Below is a list of terms that are common to our industry and used throughout this document:

KWh = Kilowatt hours     MWh = megawatt hours

When we refer to "us", "we", "our", "ours", or "Cedar Brakes" we are describing Cedar Brakes II, L.L.C.

When we refer to "El Paso," we are describing El Paso Corporation.

                                     PART I

ITEM 1.  BUSINESS

     We are a single member Delaware limited liability company formed on May 3, 2001. We are a wholly owned subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by Limestone Electron Trust and a subsidiary of El Paso Corporation. We are classified as a public utility subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act. We began operations on December 13, 2001 when we acquired a long-term power purchase agreement to sell electric energy and provide electric capacity to Public Service Electric and Gas Company.

     Our sole business is the wholesale sale of electric energy and electric capacity to Public Service Electric, our sole customer, under a power purchase agreement that expires in 2013. We receive the electric energy we sell and the electric capacity we provide under a mirror power purchase agreement with our affiliate, El Paso Merchant Energy, L.P., a subsidiary of El Paso. Performance under this agreement by El Paso Merchant is guaranteed by El Paso. We have no employees and El Paso Merchant carries out all of our administrative activities under an administrative services agreement. Our material assets consist of our amended power purchase agreement with Public Service Electric, receivables generated under that agreement and cash held from the collection of those receivables. We were created solely to carry out the terms of our material agreements and repay our debt obligations with the cash generated from the execution of these agreements. For a detailed discussion of our significant agreements, see Item 8, Financial Statements and Supplementary Data, Note 5.

     Our principal executive offices are located at 1001 Louisiana Street, Houston, Texas 77002. Our telephone number is (713) 420-2600.

               MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to our limited liability company agreement, our company is managed by a committee comprised of five managers. Three of these managers are appointed by Mesquite Investors, L.L.C., our parent company, and two managers are independent.

     We utilize the employees of and management services provided by El Paso Merchant pursuant to the administrative services agreement. We reimburse El Paso Merchant for reasonable general and administrative expenses, and other reasonable expenses, incurred on our behalf. The following table sets forth information regarding our executive officers and managers.

NAME                                    AGE                  POSITION
----                                    ---                  --------
Robert W. Baker.......................  46    President
John L. Harrison......................  44    Senior Vice President, Chief Financial
                                              Officer, Treasurer and Class A Manager
Bryan E. Seas.........................  42    Vice President and Controller
John J. O'Rourke......................  48    Vice President, Managing Director and
                                              Class A Manager
Kurt Regulski.........................  45    Class A Manager
Dean A. Christiansen..................  42    Class B Manager
Henry C. Mustin.......................  70    Class B Manager

     Robert W. Baker has served as our President since February 2003. He has also served as Executive Vice President of El Paso and President of El Paso Global Power since January 2003. He was Senior Vice President and Deputy General Counsel of El Paso from December 2001 to January 2003. Prior to that time, he held various positions with El Paso since 1996.

     John L. Harrison has served as our Senior Vice President, Chief Financial Officer and Treasurer since our formation. He has served as a Class A Manager since May 2001. He has served as Senior Vice President,

Chief Financial Officer and Treasurer of El Paso Merchant since 2001. Prior to that period, he served as Vice President and Senior Managing Director of El Paso Merchant since 2000. Prior to that, he held various positions with El Paso Merchant since 1996.

     Bryan E. Seas has served as our Vice President and Controller since September 2002. Prior to that period, he served as director of Corporate Accounting for El Paso since January 2000. He was Director of Accounting for Southern Natural Gas Company since October 1999. Prior to that, he held various positions with Sonat Inc. since 1993.

     John J. O'Rourke is a Class A Manager of the Management Committee and has served as our Vice President and Managing Director since 2001. He is also Vice President and Managing Director of El Paso Merchant Energy North America Company. Prior to joining El Paso in May 2000, Mr. O'Rourke was a Director of Business Management for FPL Energy since 1992.

     Kurt Regulski has served as a Class A Manager since May 2001. Mr. Regulski has also served in various positions with El Paso Merchant from 1999 to our formation. He was a Director for Sonat Power Marketing since 1997. Prior to that period, he was a Manager with Sonat Power Marketing.

     Dean A. Christiansen, a Class B Manager, has been President of Lord Securities Corporation, a firm specializing in providing services to structured finance transactions, since October 2000. In his position with Lord, he serves as an officer, manager, member and/or director of several special purpose entities. Prior to his employment with Lord, in 1990 Mr. Christiansen founded Acacia Capital, Inc. a New York City based corporate advisory firm. Mr. Christiansen is a 1983 graduate of the University of Notre Dame with a degree in Government.

     Vice Admiral Henry C. Mustin (USN, Retired) has served as our Class B Manager since May 2001. He is the Chairman of the Board of his own consulting company since 1992 and serves as director on a number of boards and committees.

     Our Class A Managers serve until resignation or until their respective successors are elected and qualified. Our officers serve until removal or resignation. Our Class B Managers serve until their successors are elected and qualified.

     Our Class A Managers and our officers are also officers or employees of El Paso or its affiliates. Since our daily operations are managed by employees of El Paso Merchant pursuant to the administrative services agreement, we have no employees. We do not expect that our managers and officers will face a conflict regarding the allocation of their time between our interests and the other business interests of El Paso and its affiliates.

ITEM 2.  PROPERTIES

     None.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002     2001(1)
                                                              --------   --------
                                                                (IN THOUSANDS)
Operating Results Data:
  Operating revenues........................................  $121,374   $  7,019
  Operating income..........................................    32,117      2,299
  Net income (loss).........................................   (11,613)   228,193

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Financial Position Data:
  Total assets..............................................  $616,340   $655,394
  Long-term debt, less current maturities...................   397,863    419,224
  Member's capital..........................................   173,468    193,581

---------------

(1) Represents the period from our inception, May 3, 2001, to December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our sole business is to sell electric energy and provide electric capacity to Public Service Electric and Gas Company, a New Jersey corporation, under an amended power purchase agreement that we entered into with Public Service Electric. We began operating under this amended power purchase agreement on December 13, 2001. We have no material assets other than this agreement and amounts generated by this agreement, including deposits we are required to maintain. We have no material obligations other than those under our bonds, our mirror power purchase agreement and administrative services agreement with El Paso Merchant Energy, L.P., our affiliate. We have no employees and rely on El Paso Merchant to carry out our obligations under these agreements.

RECENT DEVELOPMENTS

  DOWNGRADE OF OUR BONDS

     On November 27, 2002, Moody's Investors Service downgraded its ratings on our senior secured bonds to "Ba2" from "Baa3". On December 2, 2002, Standard & Poor's Ratings Services lowered its ratings on our bonds to "BB-" from "BBB-". On February 10, 2003, Standard and Poor's further downgraded its ratings on our bonds to "B". On February 12, 2003, Moody's further downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch Ratings downgraded its ratings on our bonds to "BB+" from "BBB" and, on February 14, 2003, Fitch cut its ratings further to "B". The downgrades by all of the rating agencies are the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our mirror power purchase and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings indicating the possibility of further downgrades.

  POTENTIAL CHANGES IN MESQUITE INVESTORS' OWNERSHIP

     Chaparral Investors, L.L.C. is the parent of Mesquite Investors, our sole member. At December 31, 2002, Chaparral was owned approximately 20 percent by a wholly owned subsidiary of El Paso and 80 percent by Limestone Electron Trust, an unaffiliated third party. In March 2003, El Paso contributed $1 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interest in Chaparral, we would become a wholly owned, indirect subsidiary of El Paso.

  DOWNGRADE OF EL PASO CORPORATION'S CREDIT RATINGS

     On February 7, 2003, Standard and Poor's downgraded El Paso's senior unsecured debt to a rating of "B." On February 11, 2003, Moody's downgraded El Paso's senior unsecured debt ratings to "Caa1." Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades. El Paso is the parent of El Paso Merchant. The credit rating downgrades of El Paso may impact El Paso Merchant's ability to perform under the provisions of the mirror power purchase or administrative services agreements.

  EL PASO CORPORATION ANNOUNCES EXIT OF ENERGY TRADING ACTIVITIES

     El Paso's credit downgrades in the third and fourth quarters and the deterioration of the energy trading environment led to its decision in November 2002 to exit the energy trading business and pursue an orderly liquidation of its trading portfolio. El Paso anticipates this liquidation may occur through 2004. If El Paso seeks to assign its obligations under the mirror power purchase and administrative services agreements to another party, our indenture requires the consent of the bondholders to any such assignment. El Paso has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the mirror power purchase and administrative services agreements. We are in the process of evaluating what impact, if any, this announcement will have on these agreements. If El Paso Merchant ceases to perform its obligations under its agreements with us and El Paso fails to meet its obligations under the guaranty, there can be no assurance that we will be able to make payments of principal and interest on our debt. In such event, we would be able to seek a replacement power provider and administrative services provider and to pursue our remedies under the contracts with El Paso Merchant and the guaranty issued by El Paso.

  EL PASO PROXY CONTEST

     On February 18, 2003, Selim Zilkha, a stockholder of El Paso, announced his intention to initiate a proxy solicitation to replace El Paso's entire board of directors with his own nominees and on March 11, 2003, Mr. Zilkha filed his preliminary proxy statement to that effect with the SEC. This proxy contest may be highly disruptive and may negatively impact El Paso's ability to achieve the stated objectives of its 2003 Operational and Financial Plan. In addition, El Paso may have difficulty attracting and retaining key personnel until such proxy content is resolved. Therefore, this proxy contest, whether or not successful, could have a material adverse effect on El Paso's liquidity and financial condition, which, in turn, could adversely affect our liquidity and financial condition.

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

     In a power contract restructuring, the PURPA power purchase agreement is amended so that the power sold to the utility does not have to be provided from the specific power plant. Because we are able to buy lower cost power in the wholesale power market, we have the ability to reduce the cost paid by the utility, thereby inducing the utility to enter into the power contract restructuring transaction. Following the contract restructuring, the power plant operates on a merchant basis, which means that it is no longer dedicated to one buyer and will operate only when power prices are high enough to make operations economical. Prior to a power contract restructuring, the power plant and its related PURPA power purchase agreement are accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are, in most cases, accounted for on an accrual basis as power is generated and sold to the utility. As part of the restructuring, any existing related fuel supply and steam agreements are generally amended or terminated, the value of the remaining merchant plant is evaluated for possible impairment and the restructured power agreements are adjusted to their estimated fair value. The restructured power purchase agreement can then be sold or we can enter into an offsetting, or mirror, power purchase agreement. In cases when we enter into a mirror power purchase agreement, we use the restructured agreement and the mirror power purchase agreement along with the fixed-price spread between these agreements as collateral to obtain financing. The offsetting power purchase agreement requires the power supplier, which can be an affiliate or third-party, to provide long-term fixed price power in amounts sufficient for us to meet our obligations under the restructured power agreements.

     Under the pre-existing power purchase agreements, Bayonne sold a portion of and Camden sold all of its generating capacity and associated energy from their respective facilities to Public Service Electric and the Bayonne and Camden facilities were required to be qualifying facilities under PURPA. The Bayonne power purchase agreement and the Camden power purchase agreement each required that the sellers under the respective agreements source capacity and energy only from their respective facilities. The amended power purchase agreement eliminated the requirement that the Bayonne facility and the Camden facility be the only sources of energy provided under that agreement. The elimination of this requirement benefited us because now we can buy energy from any source connected to the Pennsylvania-New Jersey-Maryland (PJM) market, and the cost of energy sourced in this manner may be less expensive than the cost to produce such energy at the Bayonne or Camden facilities. The benefits of the amended power purchase agreement also include significantly more flexibility in scheduling energy deliveries, including a greater degree of daily delivery flexibility. From the perspective of Public Service Electric, our ability to source lower cost power in the market allowed us to provide Public Service Electric with a benefit in the form of a payment from us of $64.0 million when the restructured power purchase agreement became effective.

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

     In December 2001, we issued 9.875% Series A Senior Secured Bonds, due 2013, with an aggregate principal amount of $431.4 million at a discount of $6.4 million. We completed an exchange of the Series A bonds for registered 9.875% Series B Senior Secured Bonds, due 2013, on July 31, 2002. The terms of the

Series B bonds and the Series A bonds are substantially the same in all material respects, except that the Series B bonds are registered with the Securities and Exchange Commission. Scheduled payments of principal and interest on the bonds will be paid from the positive margin created between the sales of electric energy and electric capacity to Public Service Electric and purchases of electric energy and electric capacity from El Paso Merchant.

     We account for our amended power purchase agreement and our mirror power purchase agreement as derivative instruments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, the amended power purchase agreement and the mirror power purchase agreement are recorded on our balance sheet at their estimated fair values with changes in the estimated fair values recorded in our statement of operations. We reflected the difference between the book value of these agreements and their estimated fair value at December 13, 2001 as an initial gain on power agreements of $228.2 million in our 2001 statement of operations.

     The amended power purchase and mirror power purchase agreements are reflected as assets or liabilities on our balance sheet and had estimated fair values as follows:

                                                          AS OF DECEMBER 31,
                                                          ------------------    INCREASE
                                                           2002       2001     (DECREASE)
                                                          -------    -------   ----------
                                                                   (IN MILLIONS)
Amended power purchase agreement, asset.................  $530.4     $621.1      $(90.7)
Mirror power purchase agreement -- affiliate, asset
  (liability)...........................................    17.7      (32.1)       49.8
                                                          ------     ------      ------
                                                          $548.1     $589.0      $(40.9)
                                                          ======     ======      ======

     The estimated fair value of these agreements is calculated based on expected cash receipts and payments under the agreements compared to the estimated future market prices of power. These estimated market prices for power consider a combination of available market data and pricing information supplied by a third party. The differences between market and contractual prices are then discounted using discount rates that consider the counterparty credit risk and current and anticipated market conditions as reflected in the United States treasury rate. We make adjustments to this discount rate when we believe that market changes in the rates result in changes in fair values that can be realized.

     Our estimates of future power prices are based on the forward pricing curve of the appropriate power delivery and receipt points in the applicable power market. This forward pricing curve is derived from a combination of actual prices observed in the applicable market and pricing information supplied by a third party. The timing of cash receipts and payments are based on the expected timing of electric energy and electric capacity delivered under these agreements.

     The net decrease in fair value of $40.9 million for the year ended December 31, 2002 is reflected as an increase in operating expenses in our statement of operations. The decrease in fair value of the amended power purchase agreement is attributable primarily to an increase in the estimated market prices of power and 2002 settlements. The increase in the mirror power purchase agreement is due primarily to an increase in estimated market prices of power, partly offset by an increase in the discount rate used to estimate fair value for this agreement, resulting from the decline in the credit ratings of El Paso as discussed previously, and 2002 settlements.

     During the latter half of 2002, long term treasury rates continued to decline. We did not adjust our discount rate for this decline in treasury rates since this decrease, combined with the significant uncertainties in the capital markets, did not result in an increased fair value that we believe could have been realized in the market. As of December 31, 2002 and December 31, 2001, the discount rate used to calculate the fair value of the amended power purchase agreement was 7.02 percent and the discount rates used to calculate the fair value of the mirror power purchase agreement were 14.72 percent and 7.67 percent.

RESULTS OF OPERATIONS

     We were formed in May 2001, but did not begin operations until December 13, 2001 when we began operating under the amended power purchase agreement with Public Service Electric and Gas Company. As a result, our discussion of financial condition and results of operations only encompasses those periods in which we had operations.

  YEAR ENDED DECEMBER 31, 2002

     For the year ended December 31, 2002, we had a net loss of $11.6 million. During the year ended 2002, we generated operating revenues of $121.4 million from the sale of approximately 1,501,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric. Our operating expenses for the year ended December 31, 2002 were $89.3 million and include purchases of electric energy from El Paso Merchant of $48.0 million and a decrease in the fair value of power agreements of $40.9 million. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense for the year ended December 31, 2002 was $44.3 million.

  PERIOD FROM INCEPTION (MAY 3, 2001) TO DECEMBER 31, 2001

     From December 13, 2001 to December 31, 2001, we generated revenues of approximately $7.0 million from the sale of approximately 76,000 megawatt hours of electric energy, and from electric capacity provided to Public Service Electric. Operating expenses were approximately $4.7 million, primarily from payments to El Paso Merchant for purchases of power. Our amended power purchase agreement and mirror power purchase agreement qualify as derivatives and are therefore required to be recorded at their fair value, with changes in their fair value reported in our statement of operations. Our results during the period include a gain of $228.2 million in other income, representing our initial adjustment of the carrying value of our contributed power purchase agreements to their fair value. A decrease in this initial value to the end of the year of $2.3 million, is reflected as a component of operating expenses. Interest and debt expense for the period was $2.3 million. Our net income during this period was $228.2 million. Our operating expenses also include fees to El Paso Merchant under the administrative services agreement. The annual fees to El Paso Merchant under this agreement are $0.1 million.

CRITICAL ACCOUNTING POLICY

     Our most critical accounting policy that impacts our financial statements from period to period pertains to our accounting for derivative instruments. Our amended power purchase and mirror power purchase agreements qualify as derivative instruments and must be recorded at their estimated fair values on our balance sheets. Changes in the estimated fair values of these agreements are reported in our statement of operations as change in fair value of power agreements. The fair values of these agreements are calculated based on expected cash receipts and payments under the agreements compared to the estimated future market prices of power. The estimated market prices for power consider a combination of available market data and pricing information supplied by a third party. The differences between market and contractual prices are then discounted using discount rates that consider an appropriate risk-free rate, adjusted for counterparty credit risk and current and anticipated market conditions. We make adjustments to these discount rates when we believe that market changes in the rates result in changes in fair values that can be realized. Changes in these values in the future, which could be positive or negative, will occur as our estimates of each of these variables change and as additional market data becomes available, and these changes could be material from period to period. However, the pricing under our power agreements is fixed over their term and, as a result, despite short-term fluctuations in market factors, our long-term reported results will be more reflective of the terms of these agreements. If significant future changes in interest rates or counterparty credit risks occur, it will have a significant impact on our financial position and results of operations.

     For additional information concerning the impact on the fair value of the amended power purchase and mirror power purchase agreements, and therefore, on our financial statements, that could result from changes in discount rates and commodity prices, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

     Under the amended power purchase agreement, electricity rates are set annually in accordance with a schedule to the amended power purchase agreement. The following table sets forth the amount of annual energy deliveries, the rates at which we purchase electricity from El Paso Merchant and the rates we receive when we sell electricity to Public Service Electric:

                                                              CONTRACT RATE          CONTRACT RATE
                                                               ($ PER MWH)            ($ PER MWH)
                                                            PAYABLE BY PUBLIC       PAYABLE BY US TO
                                      ANNUAL ENERGY      SERVICE ELECTRIC TO US     EL PASO MERCHANT
                                   DELIVERIES QUANTITY     UNDER AMENDED POWER     UNDER MIRROR POWER
CONTRACT YEAR                             (MWH)            PURCHASE AGREEMENT      PURCHASE AGREEMENT
-------------                      -------------------   -----------------------   ------------------
2003.............................       1,501,825                $ 77.75                 $32.00
2004.............................       1,501,825                  80.01                  32.00
2005.............................       1,501,825                  82.37                  32.00
2006.............................       1,501,825                  84.82                  32.00
2007.............................       1,501,825                  87.37                  32.00
2008.............................       1,447,524                  90.07                  32.00
2009.............................       1,171,424                  93.08                  32.00
2010.............................       1,171,424                  95.98                  32.00
2011.............................       1,171,424                  99.00                  32.00
2012.............................       1,171,424                 102.15                  32.00
2013(1)..........................         205,400                 105.42                  32.00

---------------

(1) Through March 5, 2013.

     The maximum amount of the annual energy payments for any year can be readily determined. Payments to us under the amended power purchase agreement are determined by multiplying the contract rate by the amount of energy delivered.

     Our results of operations in the future will depend primarily on revenues from the sale of electric energy and electric capacity and the level of our expenses. There can be no assurance that we can find alternative buyers for the electric energy and electric capacity purchased from El Paso Merchant in the event of the termination of the amended power purchase agreement, the loss of which would accordingly have a material affect on our business.

     We believe, based solely upon our review of information contained in Public Service Electric's filings with the SEC and the credit ratings assigned to Public Service Electric's senior unsecured debt by Standard and Poor's, Moody's and Fitch, that Public Service Electric has adequate financial resources to fulfill its payment obligations under the terms of the amended power purchase agreement.

RELATED PARTY TRANSACTIONS

     Our material related party agreements include an administrative services agreement and a mirror power purchase agreement both with El Paso Merchant, our affiliate. Both agreements were entered into on terms that we believe were based on market rates at the dates they were negotiated. However, market rates can and do change and there is no guarantee that the rates we originally agreed to in these contracts will be indicative of market rates in the future.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was approximately $46.0 million for the year ended December 31, 2002 and was derived primarily from electric energy and electric capacity sales to Public Service Electric, net of electricity purchases, other operating expenses and cash paid for interest. Net cash provided by operating activities for the period ended December 31, 2001 was $20,000 and was derived solely from interest income earned on cash held during the period as we did not commence operations until December 13, 2001.

  CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was approximately $14.8 million for the year ended December 31, 2002 and consisted primarily of a $5.8 million principal payment on our long-term debt and an $8.5 million distribution to our member in September 2002.

     In December 2001, we issued 9.875% Series A senior secured bonds with an aggregate principal amount of $431.4 million at a discount of $6.4 million and incurred debt issuance costs of $6.3 million. The proceeds from the issuance of our bonds were used to establish the collections, liquidity and damages and indemnity accounts, and to make a payment to Public Service Electric of $64.0 million under the terms of the amended power purchase agreement. The remaining proceeds of $333.7 million were distributed to our member in 2001. In July 2002, we completed an offer to exchange the Series A bonds with 9.875% Series B senior secured bonds due on September 1, 2013. Debt issuance costs associated with this exchange were approximately $0.5 million.

     Other than the obligations to repay our bonds, we have no significant capital requirements, either in the short or long term. We believe that cash flows from operations will be sufficient to satisfy our cash and liquidity requirements, including the payment of interest and principal on the bonds and the payment of our operating expenses, although we cannot assure you that this will be the case.

     Our primary sources of liquidity and capital resources are the payments to be made by Public Service Electric under the amended power purchase agreement, shortfall payments and excess amounts, if any, required to be paid to us by El Paso Merchant under the mirror power purchase agreement and guaranteed by El Paso under the El Paso performance guaranty, and amounts on deposit in the liquidity account or acceptable credit support provided in place of cash deposits (see discussion of the liquidity account in Item 8, Financial Statements and Supplementary Data, Note 4). We are prohibited by our bond indenture from incurring additional indebtedness (other than additional bonds issued under the indenture). We would, therefore, be unable to make up any shortfalls in cash through additional borrowings to pay amounts due under the bonds. All scheduled payments of principal and interest on the bonds have been calculated to be paid solely from the margin created between sales of electric energy and electric capacity to Public Service Electric and purchases of electric energy and electric capacity from El Paso Merchant, each for the full amount of the required energy deliveries.

     Pursuant to the amended power purchase agreement, we have the right to schedule and deliver the annual energy deliveries for each year. In order to meet our payments of principal and interest on the bonds, we need to schedule and deliver (x) 42% of the annual energy deliveries to Public Service Electric by June 30 of each year and (y) the remaining annual energy deliveries by December 31 of each year. If El Paso Merchant fails to deliver the energy deliveries described above, then El Paso Merchant must pay us an energy shortfall liquidated damage payment, which will enable us to meet our payments of principal and interest on the bonds.

     The annual energy deliveries may be scheduled and delivered at any time during the calendar year (subject to meeting the minimum energy deliveries requirements, prior notification provisions and maximum delivery rate limits). Although our revenues, determined on an annual basis, should remain stable, our monthly revenues may vary. We receive our last monthly payment from Public Service Electric for each year on January 31 of the following calendar year. Principal payments and interest payments are made semi-annually, on March 1 and September 1 of each year beginning in September 2002.

     Assuming that we schedule and deliver all of the required energy deliveries each year, the minimum debt service coverage ratio for any payment period is expected to be 1.07 to 1.00 and the average debt service coverage ratio for any payment period is expected to be 1.19 to 1.00. The following table sets forth cash expected to be available for debt service and debt service for the bonds, which includes interest as well as principal amounts, commencing in the year 2003.

                                                                 EXPECTED
                                                              CASH AVAILABLE
PAYMENT DATE                                                 FOR DEBT SERVICE   DEBT SERVICE
------------                                                 ----------------   ------------
                                                                      (IN MILLIONS)
March 1, 2003..............................................       $ 37.4           $ 33.5
September 1, 2003..........................................         33.4             30.1
March 1, 2004..............................................         35.2             31.6
September 1, 2004..........................................         35.0             31.3
March 1, 2005..............................................         37.0             32.7
September 1, 2005..........................................         36.7             32.4
March 1, 2006..............................................         38.8             33.9
September 1, 2006..........................................         38.5             33.6
March 1, 2007..............................................         40.7             35.1
September 1, 2007..........................................         40.4             34.7
March 1, 2008..............................................         42.6             36.4
September 1, 2008..........................................         42.9             36.4
March 1, 2009..............................................         40.5             34.2
September 1, 2009..........................................         34.7             29.4
March 1, 2010..............................................         36.7             30.8
September 1, 2010..........................................         36.4             30.4
March 1, 2011..............................................         38.4             31.8
September 1, 2011..........................................         38.1             31.4
March 1, 2012..............................................         40.2             32.8
September 1, 2012..........................................         39.9             32.3
March 1, 2013..............................................         46.0             36.9
September 1, 2013..........................................          9.1              5.3
                                                                  ------           ------
          Totals...........................................       $818.6           $697.0
                                                                  ======           ======

     Our projection of a minimum debt service coverage ratio of 1.07 to 1.00 is also based upon the assumption that (1) El Paso Merchant will pay the energy shortfall liquidated damage payments that would be required in the event that it is unable to fulfill its obligations under the mirror power purchase agreement and (2) that no additional bonds will be issued under the indenture. El Paso Merchant may be required to make payments to us in the event that it fails to deliver the minimum energy deliveries, fails to schedule energy deliveries or fails to deliver energy at the contractually specified delivery point. If, for example, El Paso Merchant has not met its delivery obligations for that month, it will be required to pay us an amount determined by reference to Public Service Electric's cost of replacement energy for that month. If El Paso Merchant or El Paso is unable to pay these excess amounts, we may be unable to pay corresponding amounts that we are required to pay Public Service Electric under the amended power purchase agreement.

     Further, if El Paso Merchant does not schedule and deliver (1) 42% of the required annual energy deliveries to us by June 30 in any year and (2) the remaining annual energy deliveries to us in any year, it will be required to pay to us energy shortfall liquidated damage payments. These shortfall payments are sized so that they are equivalent to the shortfall between our expected revenues under the amended power purchase agreement for each semi-annual period assuming the full delivery of the energy described above, and the actual amount of energy deliveries made during that semi-annual period. If El Paso Merchant or El Paso is unable to pay shortfall payments, we may be unable to make payments on the bonds.

     We also agreed to fund the liquidity account with the trustee in an amount equal to the liquidity reserve required balance (which on the closing date of the offering of the Series A bonds was $21.0 million and which at all times will be a minimum of $14.25 million) out of the proceeds of the offering of the Series A bonds. The purpose of the liquidity account is to provide the trustee with cash if we do not have sufficient funds in the collections account to make a principal or interest payment. The trustee will withdraw amounts from the liquidity account to make such payment to the extent that funds are in the liquidity account. Once funds have been withdrawn from the liquidity account, those funds will only be replenished out of funds otherwise available in the collections account. If surplus funds are not available from the collections account, the liquidity reserve required balance will not be maintained. El Paso has the right from time to time to withdraw all or a portion of the cash on deposit in the liquidity account if El Paso replaces that cash with acceptable credit support.

  DISTRIBUTIONS AND DEBT SERVICE

     Pursuant to the bond indenture, payments to our bondholders are given priority over payments to our member. Under the indenture, cash distributions may be made to our member on March 1 and September 1 of each year, provided that no event of default or defaults have occurred and the debt service coverage ratio calculated as of that date for the most recently ended six month period equals or exceeds 1.03 to 1.00, and provided further that the proceeds of additional bonds issued under the indenture (which are only available if our bonds are rated equal to our original bond ratings) may be distributed to our member at any time. We expect that all excess cash flow (after the payment of debt service, operating expenses and deposits to the liquidity account) will be distributed semi-annually to our member, as permitted by the indenture.

     During the six months ended August 31, 2002, we generated funds of $35.2 million available for debt service from the sale of electric energy and electric capacity. Interest for the period was approximately $21.3 million, providing an interest coverage ratio of 1.65. Including proportionate principal payments for the same period of approximately $4.1 million, the debt service ratio was 1.39. During the year ended December 31, 2002, we generated funds of approximately $73.6 million available for debt service from the sale of electric energy and electric capacity. Interest for this period was approximately $42.4 million, providing an interest coverage ratio of 1.74. Including the proportionate principal payments for the same period of approximately $13.7 million, this debt service coverage ratio was 1.31. In September 2002, we distributed $8.5 million to our member as permitted by the terms of our bond indenture and our limited liability company agreement.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The fair value of our debt is exposed to changing interest rates and underlying credit risks. The table below shows the carrying value and average interest rates of our long-term debt, by expected maturity date. The fair value of our fixed rate long-term debt was estimated based on quoted market prices for the same or similar issues.

     On November 27, 2002, Moody's Investors Service downgraded its ratings on our senior secured bonds to "Ba2" from "Baa3". On December 2, 2002, Standard and Poor's Ratings Services lowered its ratings on our senior secured bonds to "BB-" from "BBB-". On January 10, 2003, Standard and Poor's further downgraded its ratings on our bonds to "B". On February 12, 2003, Moody's further downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch Ratings downgraded its ratings on our bonds to "BB+" from "BBB" and on February 14, 2003, Fitch cut its ratings to "B". The downgrade by all rating agencies is the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our mirror power purchase and administrative services agreements. All rating agencies maintain a negative outlook on our credit ratings and El Paso's credit ratings, indicating the possibility of further downgrades. Further downgrades of El Paso's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

                                                              DECEMBER 31, 2002
                         --------------------------------------------------------------------------------------------
                                             EXPECTED MATURITY DATE OF CARRYING VALUE
                         ---------------------------------------------------------------------------------
                                                                            THERE-    LESS BOND                FAIR
                          2003      2004      2005      2006      2007      AFTER     DISCOUNT     TOTAL      VALUE
                         -------   -------   -------   -------   -------   --------   ---------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt,
 including current
 portion -- fixed
 rate..................  $22,261   $23,598   $28,343   $33,607   $39,387   $278,387    $(5,459)   $420,124   $336,424
   Average interest
     rate..............    9.875%    9.875%    9.875%    9.875%    9.875%     9.875%


                          DECEMBER 31, 2001
                         -------------------
                         CARRYING     FAIR
                          VALUE      VALUE
                         --------   --------
                         (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt,
 including current
 portion -- fixed
 rate..................  $425,048   $432,037
   Average interest
     rate..............

     Our power agreements are also sensitive to interest rate fluctuations since the anticipated cash flows from these agreements are discounted at a United States Treasury rate, adjusted for credit risk, to arrive at their fair value. Changes in these rates impact our fair value estimates. The sensitivity of the fair value of our power agreements to changes in interest rates are as follows:

                                                     1% INCREASE           1% DECREASE
                                                 -------------------   -------------------
                                         FAIR     FAIR     INCREASE     FAIR     INCREASE
                                        VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                        ------   ------   ----------   ------   ----------
                                                          (IN MILLIONS)
Amended power purchase agreement......  $530.4   $506.7     $(23.7)    $555.6     $25.2
Mirror power purchase agreement.......    17.7     16.8       (0.9)      18.7       1.0
                                        ------   ------     ------     ------     -----
                                        $548.1   $523.5     $(24.6)    $574.3     $26.2
                                        ======   ======     ======     ======     =====

COMMODITY PRICE RISK

     Our amended power purchase agreement and our mirror power purchase agreement meet the definition of a derivative under the provisions of SFAS No. 133, as amended, and are carried at estimated fair value. The fair value of these agreements at December 31, 2002 was estimated considering the expected estimated cash receipts and payments under these agreements using contractual prices under these agreements compared to anticipated future power prices, discounted at a risk-adjusted rate commensurate with the term of each agreement and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of electric energy and electric capacity delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power consider the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived form the actual prices observed in the market and pricing information supplied by a third party. Changes in future prices impact the fair value of these agreements.

     The sensitivity of the fair value of our power agreements to changes in commodity prices is as follows:

                                                    10% INCREASE          10% DECREASE
                                                 -------------------   -------------------
                                         FAIR     FAIR     INCREASE     FAIR     INCREASE
                                        VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                        ------   ------   ----------   ------   ----------
                                                          (IN MILLIONS)
Amended power purchase agreement......  $530.4   $495.3     $(35.1)    $565.5     $ 35.1
Mirror power purchase agreement.......    17.7     43.3       25.6       (7.9)     (25.6)
                                        ------   ------     ------     ------     ------
          Total.......................  $548.1   $538.6     $ (9.5)    $557.6     $  9.5
                                        ======   ======     ======     ======     ======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CEDAR BRAKES II, L.L.C.

                            STATEMENTS OF OPERATIONS

                                                                               PERIOD FROM
                                                                                INCEPTION
                                                                              (MAY 3, 2001)
                                                                YEAR ENDED         TO
                                                               DECEMBER 31,   DECEMBER 31,
                                                                   2002           2001
                                                               ------------   -------------
                                                                      (IN THOUSANDS)
Operating revenues
  Electricity sales.........................................     $121,374       $   7,019
                                                                 --------       ---------
Operating expenses
  Electricity purchases -- affiliate........................       48,024           2,421
  Change in fair value of power agreements..................       40,956           2,294
  Administrative fees -- affiliate..........................          100               5
  Other.....................................................          177              --
                                                                 --------       ---------
                                                                   89,257           4,720
                                                                 --------       ---------
Operating income............................................       32,117           2,299
                                                                 --------       ---------
Other (income) expense
  Interest income...........................................         (529)            (20)
  Interest and debt expense.................................       44,259           2,344
  Initial gain on power agreements, net.....................           --        (228,218)
                                                                 --------       ---------
                                                                   43,730        (225,894)
                                                                 --------       ---------
Net income (loss)...........................................     $(11,613)      $ 228,193
                                                                 ========       =========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                                 BALANCE SHEETS

                                                               DECEMBER 31,   DECEMBER 31,
                                                                   2002           2001
                                                               ------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $ 31,197       $     --
  Accounts receivable -- Public Service Electric and Gas
     Company................................................       10,288          7,019
  Amended power purchase agreement..........................       63,156         73,741
  Mirror power purchase agreement -- affiliate..............        2,840             --
                                                                 --------       --------
          Total current assets..............................      107,481         80,760
Amended power purchase agreement............................      467,210        547,396
Mirror power purchase agreement -- affiliate................       14,885             --
Restricted cash.............................................       21,013         21,034
Deferred financing costs, net...............................        5,751          6,204
                                                                 --------       --------
          Total assets......................................     $616,340       $655,394
                                                                 ========       ========

                             LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable
     Trade..................................................     $    104       $     --
     Affiliate..............................................        8,635          2,426
  Accrued interest payable..................................       14,009          2,249
  Mirror power purchase agreement -- affiliate..............           --          3,093
  Current maturities of long-term debt......................       22,261          5,824
                                                                 --------       --------
          Total current liabilities.........................       45,009         13,592
Mirror power purchase agreement -- affiliate................           --         28,997
Long-term debt, less current maturities.....................      397,863        419,224

Commitments and contingencies

Member's capital............................................      173,468        193,581
                                                                 --------       --------
          Total liabilities and member's capital............     $616,340       $655,394
                                                                 ========       ========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                            STATEMENTS OF CASH FLOWS

                                                                              PERIOD FROM INCEPTION
                                                                YEAR ENDED      (MAY 3, 2001) TO
                                                               DECEMBER 31,       DECEMBER 31,
                                                                   2002               2001
                                                               ------------   ---------------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss).........................................     $(11,613)          $ 228,193
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Initial gain on power agreements.......................           --            (228,218)
     Change in fair value of power agreements...............       40,956               2,294
     Amortization of bond discount..........................          900                  48
     Amortization of deferred financing costs...............          949                  47
     Working capital changes
       Accounts receivable -- Public Service Electric and
          Gas Company.......................................       (3,269)             (7,019)
       Accounts payable -- trade and affiliate..............        6,313               2,426
       Accrued interest payable.............................       11,760               2,249
                                                                 --------           ---------
          Net cash provided by operating activities.........       45,996                  20
                                                                 --------           ---------
Cash flows from investing activities
  Additional investment in amended power purchase
     agreement..............................................           --             (64,000)
                                                                 --------           ---------
          Net cash used in investing activities.............           --             (64,000)
                                                                 --------           ---------
Cash flows from financing activities
  Payment of debt issuance costs............................         (496)             (6,251)
  Proceeds from issuance of long-term debt..................           --             425,000
  Principal payments of long-term debt......................       (5,824)                 --
  Initial capital contribution..............................           --                   1
  Distributions to member...................................       (8,500)           (333,736)
  Change in restricted cash.................................           21             (21,034)
                                                                 --------           ---------
          Net cash (used in) provided by financing
            activities......................................      (14,799)             63,980
                                                                 --------           ---------
Change in cash and cash equivalents.........................       31,197                  --
Cash and cash equivalents
  Beginning of period.......................................           --                  --
                                                                 --------           ---------
  End of period.............................................     $ 31,197           $      --
                                                                 ========           =========
Non-cash financing transaction
  Contribution of power purchase agreements from member.....     $     --           $ 299,123
                                                                 ========           =========
Supplemental disclosure of cash flow information
  Cash paid for interest....................................     $ 30,650           $      --
                                                                 ========           =========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                         STATEMENTS OF MEMBER'S CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
          THE PERIOD FROM INCEPTION (MAY 3, 2001) TO DECEMBER 31, 2001

                                                               (IN THOUSANDS)
Initial capital contribution on May 3, 2001.................     $       1
Contribution of power purchase agreements from member.......       299,123
Distribution to member......................................      (333,736)
Net income for the period from inception (May 3, 2001) to
  December 31, 2001.........................................       228,193
                                                                 ---------
Balance, December 31, 2001..................................       193,581
Distribution to member......................................        (8,500)
Net loss for the year ended December 31, 2002...............       (11,613)
                                                                 ---------
Balance, December 31, 2002..................................     $ 173,468
                                                                 =========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                       NOTES TO THE FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     We are a single member Delaware limited liability company organized in May 2001 under the terms of a limited liability company agreement. We are a wholly owned direct subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by the Limestone Electron Trust and a subsidiary of El Paso Corporation. El Paso Chaparral Management, L.P., a wholly owned indirect subsidiary of El Paso, manages the operations of Mesquite Investors. Our sole business is to sell electric energy and provide electric capacity to Public Service Electric and Gas Company, a New Jersey corporation, under an amended power purchase agreement that we entered into with Public Service Electric. We began operating under this amended power purchase agreement on December 13, 2001 when the Cogen Technologies NJ Venture, or Bayonne, power purchase agreement and the Camden Cogen, L.P., or Camden, power purchase agreement, which had an aggregate book value of $299.1 million, were contributed to us by our member. We do not have any employees and our operations are carried out by our affiliate, El Paso Merchant Energy, L.P., a subsidiary of El Paso, under an administrative services agreement (see Note 6). We purchase the electric capacity and electric energy necessary to meet our obligations under a mirror power purchase agreement with El Paso Merchant (see Notes 5 and 6).

  POTENTIAL CHANGES IN MESQUITE INVESTORS' OWNERSHIP

     Chaparral Investors, L.L.C. is the parent of Mesquite Investors, our sole member. At December 31, 2002, Chaparral was owned approximately 20 percent by a wholly owned subsidiary of El Paso and 80 percent by Limestone Electron Trust, an unaffiliated third party. In March 2003, El Paso contributed $1 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interest in Chaparral, we would become a wholly owned, indirect subsidiary of El Paso.

2. LIMITED LIABILITY COMPANY

     As a limited liability company, our member is not personally obligated for our debt, obligations or other liabilities simply because they are our member. These debts, obligations and other liabilities are solely ours. We shall continue indefinitely until dissolved in accordance with our limited liability company agreement.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results may differ from those estimates.

  CASH AND CASH EQUIVALENTS

     We consider short-term investments purchased with an original maturity of three months or less to be cash equivalents.

                            CEDAR BRAKES II, L.L.C.

  RESTRICTED CASH

     As required by our bond indenture (see Note 4), we established a restricted cash fund from the proceeds of our bond issuance equal to the amount of a semi-annual interest payment. We must maintain this fund through the maturity date of the bonds. As of December 31, 2002 and 2001, we had restricted cash of $21.0 million.

  CASH DISTRIBUTIONS

     Under our bond indenture and our limited liability company agreement, following the initial distribution to our member from the net proceeds of our bond offering in December 2001, cash distributions may be made to our member semi-annually of all excess cash, provided that no event of default has occurred, and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00. During the year ended December 31, 2002, we distributed $8.5 million to our member.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We review collectibility of our accounts receivable on a regular basis, primarily under the specific identification method. At December 31, 2002 and 2001, no allowance for doubtful accounts was recorded.

  BOND DISCOUNT

     Our bonds were issued at a discount. The bond discount is amortized using the effective interest method over the term of the bonds. Amortization of the bond discount was approximately $0.9 million for the year ended December 31, 2002 and is included in our statement of operations as interest and debt expense (see Note 4).

  DEFERRED FINANCING COSTS

     Our deferred financing costs represent the cost to issue our bonds and are amortized using the effective interest method over the term of the bonds. During the year ended December 31, 2002, we incurred an additional $0.5 million of deferred financing costs related to the exchange of our 9.875% Series A senior secured bonds for registered 9.875% Series B senior secured bonds. Amortization of deferred financing costs was approximately $0.9 million for the year ended December 31, 2002 and is included in our statement of operations as interest and debt expense. Accumulated amortization was $1.0 million at December 31, 2002 and $47,000 at December 31, 2001.

  INCOME TAXES

     Since we are a limited liability company, income taxes accrue to our member. As a result, we have not reflected a provision for income taxes in our financial statements.

  REVENUE RECOGNITION

     We recognize revenue when we deliver electric energy and provide electric capacity. Revenue is based on the quantity of electricity delivered at rates specified in our amended power purchase agreement.

 ACCOUNTING FOR AMENDED POWER PURCHASE AND MIRROR POWER PURCHASE AGREEMENTS

     Our member contributed our power purchase agreements to us on December 12, 2001 at their book value of $299.1 million. Immediately following the contribution, we paid Public Service Electric $64.0 million to amend the power purchase agreements and, among other things, enter into one amended power purchase agreement. We also entered into the mirror power purchase agreement with El Paso Merchant, our affiliate.

                            CEDAR BRAKES II, L.L.C.

These agreements qualify as derivative instruments and are recorded on our balance sheets at their estimated fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The difference between the book value of the amended power purchase and the mirror power purchase agreements and their estimated fair value at December 13, 2001 of $228.2 million is included in other income in our 2001 statement of operations. We included this amount as other income since this initial gain was incidental to the operation and execution of our power purchase agreements. This initial gain is comprised of the initial value of our amended power purchase agreement of $262.8 million, less the initial value of our mirror power purchase agreement of $34.6 million. Following this initial valuation, net changes in the fair values of these agreements, which were $2.3 million through December 31, 2001 and $40.9 million for the year ended December 31, 2002, have been reflected as a change in fair value of power agreements in operating expenses. This amount is included in our operating income since changes in the value of our power agreements result primarily from the execution of our power agreements.

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

     During the latter half of 2002, long-term treasury rates continued to decline. We did not adjust our discount rate for this decline in treasury rates since this decrease, combined with the significant uncertainties in the capital markets, did not result in an increased fair value that we believe could have been realized in the market. Additionally, during 2002, El Paso's credit risk increased as their senior unsecured debt was downgraded by the rating agencies (see Note 6). Prior to the fourth quarter, we did not adjust the discount rate used to value the mirror power purchase agreement for this charge in credit risk as the estimated fair value resulted in a liability and we did not believe that the decrease in our liability to El Paso Merchant, resulting from an increase in the discount rate, would be realized. In the fourth quarter, changes in estimated power prices resulted in an increase in the fair value such that the estimated fair value of the mirror power purchase agreement resulted in an asset. Accordingly, we adjusted the discount rate used to determine the fair value of this agreement, to reflect El Paso's increased credit spread in the fourth quarter. The discount rate used to calculate the fair value of the amended power purchase agreement was 7.02 percent at December 31, 2002 and 2001 and the rate used to calculate the fair value of the mirror power purchase agreement was 14.72 percent at December 31, 2002 and 7.67 percent at December 31, 2001.

     Our estimates of the timing of cash receipts and payments are based on the anticipated timing of electric energy and electric capacity delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under our agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from actual prices observed in the market and pricing information supplied by a third party. Changes in these values in the future, which could be positive or negative, will occur as our estimates of each of these variables change and as additional market data becomes available, and these changes could be material from period to period. However, the pricing of our power agreements is fixed over their term and, as a result, despite short-term fluctuations in market factors, our long-term reported results will be more reflective of the terms of these agreements. If significant future changes in interest rates or counterparty credit risks occur, it will have a significant impact on our financial position and results of operations.

                            CEDAR BRAKES II, L.L.C.

4.     LONG-TERM DEBT

     In December 2001, we issued 9.875% Series A senior secured bonds with an aggregate principal amount of $431.4 million at a discount of $6.4 million. The bonds mature on September 1, 2013, with principal and interest due semi-annually on each March 1 and September 1 beginning in September 2002. The effective interest rate of our bonds was 10.08% at December 31, 2002 and 10.17% at December 31, 2001. The bonds are collateralized by all of our assets.

     In July 2002, we completed an offer to exchange the Series A bonds with 9.875% Series B senior secured bonds due on September 1, 2013. The terms of the Series B bonds and the Series A bonds are substantially the same in all material respects, except that the Series B bonds are registered with the Securities and Exchange Commission.

     We may choose to redeem the bonds, in whole or part, at any time, on not less than 30 or more than 60 days notice to the bond holders at a redemption price equal to the principal amount plus accrued and unpaid interest to the redemption date, plus a make-whole premium, if any. The make-whole premium is based on the rates of United States Treasury securities with average lives comparable to the remaining lives of the applicable bonds, plus 50 basis points.

     Obligations under our bonds are non-recourse to our member or any of its affiliates.

     The following are aggregate maturities of the principal amounts of our bonds for each of the next five years and in total thereafter:

                                                              (IN THOUSANDS)
2003........................................................     $ 22,261
2004........................................................       23,598
2005........................................................       28,343
2006........................................................       33,607
2007........................................................       39,387
Thereafter..................................................      278,387
                                                                 --------
                                                                  425,583
Bond discount...............................................       (5,459)
                                                                 --------
          Total long-term debt, including current
            maturities......................................     $420,124
                                                                 ========

     As required by our bond indenture, we established three separate cash accounts from the proceeds of our bond issuance: a collections account, a liquidity account and a damages and indemnity account. The collections account was established to receive all payments that we are entitled to receive, including revenue from electric energy and electric capacity sales to Public Service Electric under the amended power purchase agreement. The liquidity account was established to pay interest and principal due on the bonds in the event sufficient funds are not available in the collections account to make the interest and principal payments. We are required to maintain in the liquidity account a cash balance equal to the maximum amount of interest that will be due on any single subsequent interest payment date. The damages and indemnity account was established to receive all payments from El Paso Merchant under the terms of the mirror power purchase agreement (see Note 5) and El Paso under the terms of the El Paso performance guaranty (see Note 6). These cash accounts are required to be maintained for the life of the bond indenture. The balance in the liquidity account is reported as restricted cash on our balance sheets.

     We are able to issue additional senior secured debt as long as our bonds' credit rating is reaffirmed at the original ratings of "BBB" and "Baa2" and the minimum debt service coverage ratio is at least 1.03.

                            CEDAR BRAKES II, L.L.C.

5. POWER AGREEMENTS

  AMENDED POWER PURCHASE AGREEMENT

     We have an amended power purchase agreement with Public Service Electric that extends through March 5, 2013. Under the amended power purchase agreement, we sell and deliver electric energy to Public Service Electric at established prices and delivery points within the Pennsylvania-New Jersey-Maryland power system. Additionally we are required to arrange for 189 megawatts per day of capacity through October 31, 2008 and 149 megawatts per day of electric capacity from November 1, 2008 through the end of the agreement to be made available to Public Service Electric. The prices under the agreement are specified on an annual basis and escalate each year over the contract term beginning in 2003. The price was $92.76 per megawatt hour (MWh) in 2001, $80.88 per MWh in 2002, is $77.75 per MWh in 2003, and increases annually thereafter to $105.42 per MWh in 2013. Annual energy deliveries cannot exceed the specified maximum amounts, which range from 1,501,825 MWh in 2002 to 1,171,424 MWh in 2012 and 205,400 MWh
in 2013.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy deliveries for reasons within our control, Public Service Electric's payment to us may be reduced by a credit as specified in the amended power purchase agreement, if any, for energy purchased by Public Service Electric over the prices stated in our amended power purchase agreement. No credits were applied during the periods ended December 31, 2002 and 2001.

     If we fail to provide all or part of the required electric capacity for reasons within our control, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the amended power purchase agreement. Generally, the credit would equal the deficiency charge, if any, payable by Public Service Electric as a direct result of our failure to provide the required electric capacity. No credits were applied during the periods ended December 31, 2002 and 2001.

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

     Under the mirror power purchase agreement, El Paso Merchant must schedule and deliver to us during each year both the minimum hourly electric energy deliveries and the full amount of electric energy deliveries that we are obligated to deliver under our amended power purchase agreement with Public Service Electric and El Paso Merchant must make available to us capacity credits equal to the electric capacity we are required to provide under our amended power purchase agreement with Public Service Electric. If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described above. No credits were taken during the periods ended December 31, 2002 and 2001. The mirror power purchase agreement also requires that we invoice El Paso Merchant for lost margin if they fail to schedule the required annual energy delivery quantity as defined by the amended power purchase agreement. For the year ended December 31, 2002, El Paso Merchant failed to deliver the required annual energy delivery quantity by 1,025 MWh's. As a result, we have invoiced El Paso Merchant for damages of $50,102 for

                            CEDAR BRAKES II, L.L.C.

deliveries during 2002. El Paso Merchant's performance under this agreement has been guaranteed by El Paso under a performance guaranty (see Note 6).

     If El Paso Merchant fails in any month to provide all or part of the capacity, for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric as a direct result of our failure to provide capacity under the amended power purchase agreement. No credits were taken during the periods ended December 31, 2002 and 2001.

6.  RELATED PARTY TRANSACTIONS

  MIRROR POWER PURCHASE AGREEMENT

     El Paso Merchant provides electric energy and electric capacity to us under the mirror power purchase agreement as discussed above. Purchases under this agreement are based on market rates at the time the agreement was negotiated. Total purchases are reflected as electricity purchases -- affiliate in our statements of operations. Amounts owed under the agreement are included in accounts payable -- affiliate on our balance sheets. See Note 5 for further discussion.

  ADMINISTRATIVE SERVICES AGREEMENT

     We have an administrative services agreement with El Paso Merchant to provide project management, finance and accounting services to us for a fee of $100,000 per year through 2013. In addition to the base fee, we are obligated to reimburse El Paso Merchant for direct expenses other than project management, finance and accounting services that may be incurred on our behalf. Fees and expenses under this agreement are due and payable only to the extent that we have sufficient cash after paying obligations under our bond indenture. Total fees incurred under this agreement during 2002 and 2001 are reflected as administrative fees -- affiliate in our statements of operations. Amounts payable under this agreement were approximately $33,000 as of December 31, 2002 and approximately $5,000 as of December 31, 2001 and are included in accounts payable -- affiliate on our balance sheets.

  EL PASO CORPORATION PERFORMANCE GUARANTY

     El Paso, the parent company of El Paso Merchant, entered into a performance guaranty with us on December 12, 2001, which expires after the expiration of El Paso Merchant's obligations under the mirror power purchase and administrative services agreements. Under the performance guaranty, El Paso guarantees to us the punctual performance of all of El Paso Merchant's obligations under the mirror power purchase and administrative services agreements.

     On February 7, 2003, Standard and Poor's downgraded El Paso's senior unsecured debt to a rating of "B" and on February 11, 2003, Moody's downgraded El Paso's senior unsecured debt ratings to "Caa1". Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades.

  EL PASO CORPORATION ANNOUNCES EXIT OF ENERGY TRADING ACTIVITIES

     El Paso's credit downgrades in the third and fourth quarters and the deterioration of the energy trading environment led to its decision in November 2002 to exit the energy trading business and pursue an orderly liquidation of its trading portfolio. El Paso anticipates this liquidation may occur through 2004. If El Paso seeks to assign its obligations under the mirror power purchase and administrative services agreements to another party, our indenture requires the consent of the bondholders to any such assignment. El Paso has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the mirror power purchase and administrative services agreements.

                            CEDAR BRAKES II, L.L.C.

7.  CONCENTRATION OF CREDIT RISK

     Our cash and accounts receivable potentially subject us to credit risk. Our cash accounts are held by major financial institutions. Our trade receivables and revenues are from a single customer, Public Service Electric, who purchases electric energy and electric capacity from us under a long-term power purchase agreement. Public Service Electric's senior unsecured debt is rated "Baa1" by Moody's, "BBB-" by Standard and Poor's and "A-" by Fitch Ratings.

     We purchase all of the electric energy and electric capacity that we provide to Public Service Electric from our affiliate, El Paso Merchant, under a mirror power purchase agreement (see Notes 5 and 6). El Paso guarantees El Paso Merchant's performance under this mirror power purchase agreement. Recently, El Paso's senior unsecured debt was downgraded by the rating agencies and it remains on negative watch (see Note 6). If El Paso Merchant ceases to perform its obligations under its agreement with us, and El Paso fails to meet its obligations under the guaranty, there can be no assurance that we will be able to make payments of principal and interest on our bonds. In such event, we would be able to seek a replacement power provider and to pursue our remedies under the agreement with El Paso Merchant and the guaranty issued by El Paso.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2002 and 2001, the carrying amounts of our financial instruments including cash, cash equivalents, and trade receivables and payables are representative of fair value because of their short-term maturity. The fair values of our derivative instruments are reflected on our balance sheets.

     The following table reflects the carrying amount and estimated fair value of our other financial instruments at December 31:

                                                                  2002                2001
                                                            -----------------   -----------------
                                                            CARRYING    FAIR    CARRYING    FAIR
                                                             AMOUNT    VALUE     AMOUNT    VALUE
                                                            --------   ------   --------   ------
                                                                        (IN MILLIONS)
Long-term debt...........................................    $420.1    $336.4    $425.0    $432.0

  DOWNGRADE OF OUR BONDS

     The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues. On October 4, 2002, Moody's Investors Service downgraded its ratings on our bonds to "Baa3" from "Baa2". On November 27, 2002, Moody's further downgraded its ratings on our bonds to "Ba2". On December 2, 2002, Standard & Poor's Ratings Services lowered its ratings on our bonds to "BB-" from "BBB-". On February 10, 2003, Standard and Poor's further downgraded its ratings on our bonds to "B". On February 12, 2003, Moody's further downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch Ratings downgraded its ratings on our bonds to "BB+" from "BBB" and, on February 14, 2003, Fitch cut its ratings further to "B". The downgrade by all rating agencies is the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our mirror power purchase and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings, indicating the possibility of further downgrades. These downgrades and further downgrades of El Paso's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

     In May 2002, Standard and Poor's lowered the senior unsecured credit rating of our only customer, Public Service Electric, from "BBB+" to "BBB-". Although our credit rating is not directly related to the credit rating of Public Service Electric, an indirect result of this downgrade was a reduction in the credit rating of our bonds in June 2002 by Standard and Poor's from "BBB" to "BBB-". Further downgrades of Public Service Electric could indirectly have a negative impact on the fair value of our long-term debt.

                            CEDAR BRAKES II, L.L.C.

9.  SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

                                                                   QUARTER ENDED
                                                 --------------------------------------------------
                                                 DECEMBER 31    SEPTEMBER 30     JUNE 30   MARCH 31
                                                 -----------   ---------------   -------   --------
                                                                   (IN THOUSANDS)
2002
  Operating revenues..........................     $31,830         $33,060       $30,120   $26,364
  Operating income............................       2,046          10,468        11,991     7,612
  Net income (loss)...........................      (8,846)           (459)          991    (3,299)

                                                                     QUARTER ENDED
                                              -----------------------------------------------------------
                                              DECEMBER 31   SEPTEMBER 30(1)    JUNE 30(1)    MARCH 31(1)
                                              -----------   ----------------   -----------   ------------
                                                                    (IN THOUSANDS)
2001
  Operating revenues.......................    $   7,019        $    --          $    --       $    --
  Operating income.........................        2,299             --               --            --
  Initial gain on power agreements, net....      228,218
  Net income...............................      228,193             --               --            --

---------------

(1) We did not commence operations until December 13, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Member of Cedar Brakes II, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of member's capital and of cash flows present fairly, in all material respects, the financial position of Cedar Brakes II, L.L.C. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from inception (May 3, 2001) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers is presented in Item 1, Business, of this Form 10-K under the caption "Managers and Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this annual report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     Definition of Disclosure Controls and Internal Controls. Disclosure Controls are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls and Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations is a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent auditors and to report on related matters in this section of the Annual Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations discussed above, the Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Annual Report, as appropriate.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

     1. Financial statements.

     Our financial statements are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
Statements of Operations....................................   14
Balance Sheets..............................................   15
Statements of Cash Flows....................................   16
Statements of Member's Capital..............................   17
Notes to the Financial Statements...........................   18
Report of Independent Accountants...........................   26

     2. Financial statement schedules and supplementary information required to be submitted.

     None.

3. Exhibit list.............................................   29

     (b) Reports on Form 8-K:

     None.

                            CEDAR BRAKES II, L.L.C.

                                  EXHIBIT LIST
                               DECEMBER 31, 2002

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
    3.A      --    Certificate of Formation of Cedar Brakes IV, L.L.C. (now
                   known as Cedar Brakes II, L.L.C.) dated May 3, 2001 (Exhibit
                   3.1 to our Registration Statement on Form S-4, File No.
                   333-84206); Certificate of Amendment to the Certificate of
                   Formation of Cedar Brakes IV, L.L.C. dated August 1, 2001
                   (Exhibit 3.1.1 to our Registration Statement on Form S-4
                   filed March 13, 2002, File No. 333-84206).
    3.B      --    Amended and Restated Limited Liability Company Agreement of
                   Cedar Brakes II, L.L.C. dated December 12, 2001 (Exhibit 3.2 to our Registration Statement on Form S-4 filed March 13,
                   2002, File No. 333-84206).
    4.A      --    Indenture dated as of December 12, 2001 between Cedar Brakes
                   II, L.L.C. and Bankers Trust Company, as Trustee (Exhibit
                   4.1 to our Registration Statement on Form S-4 filed March
                   13, 2002, File No. 333-84206).
   10.A      --    Amended and Restated Power Purchase Agreement dated as of
                   May 23, 2001 between Cedar Brakes IV, L.L.C. and Public
                   Service Electric and Gas Company (Exhibit 10.1 to our
                   Registration Statement on Form S-4 filed March 13, 2002,
                   File No. 333-84206).
   10.B      --    Power Purchase Agreement dated October 1, 2001 between El
                   Paso Merchant Energy, L.P. and Cedar Brakes II, L.L.C.
                   (Exhibit 10.2 to our Registration Statement on Form S-4
                   filed March 13, 2002, File No. 333-84206); Amendment to the
                   Power Purchase Agreement, dated as of November 26, 2001, by and between El Paso Merchant Energy, L.P. and Cedar Brakes
                   II, L.L.C. (Exhibit 10.2.1 to our Registration Statement on
                   Form S-4 filed March 13, 2002, File No. 333-84206).
   10.C      --    Administrative Services Agreement dated as of December 12,
                   2001 between El Paso Merchant Energy, L.P. and Cedar Brakes
                   II, L.L.C. (Exhibit 10.3 to our Registration Statement on
                   Form S-4 filed March 13, 2002, File No. 333-84206).
   10.D      --    Guaranty dated as of December 12, 2001 from El Paso
                   Corporation of the performance of El Paso Merchant Energy,
                   L.P. under the Power Purchase Agreement (included as Exhibit
                   10.B hereto) and the Administrative Services Agreement
                   (included as Exhibit 10.C hereto) (Exhibit 10.4 to our
                   Registration Statement on Form S-4 filed March 13, 2002,
                   File No. 333-84206).
  *99.A      --    Certification of Principal Executive Officer pursuant to 18
                   U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                   Sarbanes-Oxley Act of 2002. A signed original of this
                   written statement required by sec. 906 has been provided to
                   Cedar Brakes II, L.L.C. and will be retained by Cedar Brakes
                   II, L.L.C. and furnished to the Securities and Exchange
                   Commission or its staff upon request.
  *99.B      --    Certification of Chief Financial Officer pursuant to 18
                   U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                   Sarbanes-Oxley Act of 2002. A signed original of this
                   written statement required by sec. 906 has been provided to
                   Cedar Brakes II, L.L.C. and will be retained by Cedar Brakes
                   II, L.L.C. and furnished to the Securities and Exchange
                   Commission or its staff upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on March 31, 2003.

                                          CEDAR BRAKES II, L.L.C.

                                          By:     /s/ JOHN L. HARRISON
                                            ------------------------------------
                                            Name: John L. Harrison
                                            Title:  Senior Vice President, Chief
                                                    Financial Officer, Treasurer
                                                    and Class A Manager

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ ROBERT W. BAKER                               President                March 31, 2003
 ------------------------------------------------
                 Robert W. Baker


               /s/ JOHN L. HARRISON                     Senior Vice President, Chief      March 31, 2003
 ------------------------------------------------     Financial Officer, Treasurer and
                 John L. Harrison                             Class A Manager
                                                       (Principal Financial Officer)


                /s/ BRYAN E. SEAS                      Vice President and Controller      March 31, 2003
 ------------------------------------------------      (Principal Accounting Officer)
                  Bryan E. Seas


                /s/ KURT REGULSKI                             Class A Manager             March 31, 2003
 ------------------------------------------------
                  Kurt Regulski


               /s/ JOHN J. O'ROURKE                           Class A Manager             March 31, 2003
 ------------------------------------------------
                 John J. O'Rourke

                                 CERTIFICATION

I, Robert W. Baker, certify that:

     1. I have reviewed this annual report on Form 10-K of Cedar Brakes II, L.L.C.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                          /s/ ROBERT W. BAKER
                                          --------------------------------------
                                          Robert W. Baker
                                          President
                                          (Principal Executive Officer)
                                          Cedar Brakes II, L.L.C.

                                 CERTIFICATION

I, John L. Harrison, certify that:

     1. I have reviewed this annual report on Form 10-K of Cedar Brakes II, L.L.C.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                          /s/ JOHN L. HARRISON
                                          --------------------------------------
                                          John L. Harrison
                                          Senior Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)
                                          Cedar Brakes II, L.L.C.

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
    3.A      --    Certificate of Formation of Cedar Brakes IV, L.L.C. (now
                   known as Cedar Brakes II, L.L.C.) dated May 3, 2001 (Exhibit
                   3.1 to our Registration Statement on Form S-4, File No.
                   333-84206); Certificate of Amendment to the Certificate of
                   Formation of Cedar Brakes IV, L.L.C. dated August 1, 2001
                   (Exhibit 3.1.1 to our Registration Statement on Form S-4
                   filed March 13, 2002, File No. 333-84206).
    3.B      --    Amended and Restated Limited Liability Company Agreement of
                   Cedar Brakes II, L.L.C. dated December 12, 2001 (Exhibit 3.2 to our Registration Statement on Form S-4 filed March 13,
                   2002, File No. 333-84206).
    4.A      --    Indenture dated as of December 12, 2001 between Cedar Brakes
                   II, L.L.C. and Bankers Trust Company, as Trustee (Exhibit
                   4.1 to our Registration Statement on Form S-4 filed March
                   13, 2002, File No. 333-84206).
   10.A      --    Amended and Restated Power Purchase Agreement dated as of
                   May 23, 2001 between Cedar Brakes IV, L.L.C. and Public
                   Service Electric and Gas Company (Exhibit 10.1 to our
                   Registration Statement on Form S-4 filed March 13, 2002,
                   File No. 333-84206).
   10.B      --    Power Purchase Agreement dated October 1, 2001 between El
                   Paso Merchant Energy, L.P. and Cedar Brakes II, L.L.C.
                   (Exhibit 10.2 to our Registration Statement on Form S-4
                   filed March 13, 2002, File No. 333-84206); Amendment to the
                   Power Purchase Agreement, dated as of November 26, 2001, by and between El Paso Merchant Energy, L.P. and Cedar Brakes
                   II, L.L.C. (Exhibit 10.2.1 to our Registration Statement on
                   Form S-4 filed March 13, 2002, File No. 333-84206).
   10.C      --    Administrative Services Agreement dated as of December 12,
                   2001 between El Paso Merchant Energy, L.P. and Cedar Brakes
                   II, L.L.C. (Exhibit 10.3 to our Registration Statement on
                   Form S-4 filed March 13, 2002, File No. 333-84206).
   10.D      --    Guaranty dated as of December 12, 2001 from El Paso
                   Corporation of the performance of El Paso Merchant Energy,
                   L.P. under the Power Purchase Agreement (included as Exhibit
                   10.B hereto) and the Administrative Services Agreement
                   (included as Exhibit 10.C hereto) (Exhibit 10.4 to our
                   Registration Statement on Form S-4 filed March 13, 2002,
                   File No. 333-84206).
  *99.A      --    Certification of Principal Executive Officer pursuant to 18
                   U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                   Sarbanes-Oxley Act of 2002. A signed original of this
                   written statement required by sec. 906 has been provided to
                   Cedar Brakes II, L.L.C. and will be retained by Cedar Brakes
                   II, L.L.C. and furnished to the Securities and Exchange
                   Commission or its staff upon request.
  *99.B      --    Certification of Chief Financial Officer pursuant to 18
                   U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                   Sarbanes-Oxley Act of 2002. A signed original of this
                   written statement required by sec. 906 has been provided to
                   Cedar Brakes II, L.L.C. and will be retained by Cedar Brakes
                   II, L.L.C. and furnished to the Securities and Exchange
                   Commission or its staff upon request.