Form 10-K/A
period 2002-12-31
CEDAR BRAKES II LLC
filed 2003-05-15
CIK 1168673

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CEDAR BRAKES II, L.L.C.

                               TABLE OF CONTENTS

                                   CAPTION
                                   -------
PAGE
------------------------------------------------------------------------------
                                       PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................    3
Item 3.     Legal Proceedings...........................................    3
Item 4.     Submission of Matters to a Vote of Security Holders.........    3

                                      PART II
Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    4
Item 6.     Selected Financial Data.....................................    4
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    4
            Cautionary Statement for Purposes of the "Safe Harbor"
              Provisions
              of the Private Securities Litigation Reform Act of 1995...   12
Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk......................................................   13
Item 8.     Financial Statements and Supplementary Data.................   15
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   29

                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........   29
Item 11.    Executive Compensation......................................   29
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   29
Item 13.    Certain Relationships and Related Transactions..............   29
Item 14.    Controls and Procedures.....................................   29

                                      PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   30
            Signatures..................................................   32

---------------

Below is a list of terms that are common to our industry and used throughout this document:

KWh = Kilowatt hours     MWh = megawatt hours

When we refer to "us", "we", "our", "ours", or "Cedar Brakes" we are describing Cedar Brakes II, L.L.C.

When we refer to "El Paso," we are describing El Paso Corporation.

     We are filing this amended annual report on Form 10-K/A for the annual period ended December 31, 2002, to restate our financial statements for the year ended December 31, 2002 to reflect a decrease in the fair value of our amended power purchase and mirror power purchase agreements. In May 2003, we determined that our estimates of the fair value of our amended power purchase and mirror power purchase agreements, beginning in June 2002, were inadvertently based on erroneous volumes in the last month of each contract's term that exceeded those volumes specified in the agreements for electric energy purchased under our mirror power purchase agreement with El Paso Merchant Energy, L.P. and for electric energy sold under our amended power purchase agreement with Public Service Electric and Gas Company. As a result of the restatement, both our operating income and net income are lower than we originally reported by $3.2 million and $2.9 million for the quarter ended June 30, 2002 and the year ended December 31, 2002. The impact on both our operating income and net income for the third and fourth quarters of 2002 was $0.1 million and $0.2 million. Our balance sheet as of December 31, 2002 is restated to reflect a decrease in the fair value of our amended power purchase and mirror power purchase agreements. The restatement had no impact on our cash flows from operating, investing or financing activities.

     The principal effects of the restatement on the financial statements are set forth in Note 2 to the financial statements contained in this Form 10-K/A.

     For purposes of this Form 10-K/A, each item of the Form 10-K for the year ended December 31, 2002, as originally filed, that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-K EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT.

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

     Our sole business is the wholesale sale of electric energy and electric capacity to Public Service Electric, our sole customer, under a power purchase agreement that expires in 2013. We receive the electric energy we sell and the electric capacity we provide under a mirror power purchase agreement with our affiliate, El Paso Merchant Energy, L.P., a subsidiary of El Paso. Performance under this agreement by El Paso Merchant is guaranteed by El Paso. We have no employees and El Paso Merchant carries out all of our administrative activities under an administrative services agreement. Our material assets consist of our amended power purchase agreement with Public Service Electric, receivables generated under that agreement and cash held from the collection of those receivables. We were created solely to carry out the terms of our material agreements and repay our debt obligations with the cash generated from the execution of these agreements. For a detailed discussion of our significant agreements, see Item 8, Financial Statements and Supplementary Data, Note 6.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None.

ITEM 6.  SELECTED FINANCIAL DATA

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                               2002(2)     2001(1)
                                                              ----------   --------
                                                                 (IN THOUSANDS)
                                                              (RESTATED)
Operating Results Data:
  Operating revenues........................................   $121,374    $  7,019
  Operating income..........................................     29,206       2,299
  Net income (loss).........................................    (14,524)    228,193

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                               2002(2)       2001
                                                              ----------   --------
                                                                 (IN THOUSANDS)
                                                              (RESTATED)
Financial Position Data:
  Total assets..............................................   $613,429    $655,394
  Long-term debt, less current maturities...................    397,863     419,224
  Member's capital..........................................    170,557     193,581

---------------

(1) Represents the period from our inception, May 3, 2001, to December 31, 2001.

(2) As explained in Note 2 to the financial statements, certain amounts have been restated due to a revision of volumes associated with our power agreements which resulted in a decrease in operating income, net income, total assets and member's capital of $2.9 million.

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

     The amended power purchase and mirror power purchase agreements are reflected as assets or liabilities on our balance sheet and had estimated fair values as follows:

                                                          AS OF DECEMBER 31,
                                                          -------------------    INCREASE
                                                           2002(1)      2001    (DECREASE)
                                                          ----------   ------   ----------
                                                                   (IN MILLIONS)
                                                          (RESTATED)            (RESTATED)
Amended power purchase agreement, asset.................    $527.6     $621.1     $(93.5)
Mirror power purchase agreement -- affiliate, asset
  (liability)...........................................      17.5      (32.1)      49.6
                                                            ------     ------     ------
                                                            $545.1     $589.0     $(43.9)
                                                            ======     ======     ======

---------------

(1) As explained in Note 2 to the financial statements, amounts have been restated due to a revision of volumes associated with our power agreements which resulted in a net decrease in fair values of $2.9 million.

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

     The net decrease in fair value of $43.9 million for the year ended December 31, 2002 is reflected as an increase in operating expenses in our statement of operations. The decrease in fair value of the amended power purchase agreement is attributable primarily to an increase in the estimated market prices of power and 2002 settlements. The increase in the mirror power purchase agreement is due primarily to an increase in estimated market prices of power, partly offset by an increase in the discount rate used to estimate fair value for this agreement, resulting from the decline in the credit ratings of El Paso as discussed previously, and 2002 settlements.

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

  YEAR ENDED DECEMBER 31, 2002

     For the year ended December 31, 2002, we had a net loss of $14.5 million. During the year ended 2002, we generated operating revenues of $121.4 million from the sale of approximately 1,501,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric. Our operating expenses for the year ended December 31, 2002 were $92.2 million and include purchases of electric energy from El Paso Merchant of $48.0 million and a decrease in the fair value of power agreements of $43.9 million. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense for the year ended December 31, 2002 was $44.3 million.

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

     See also Note 2 to the financial statements regarding a restatement of certain amounts related to these agreements.

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

     Our primary sources of liquidity and capital resources are the payments to be made by Public Service Electric under the amended power purchase agreement, shortfall payments and excess amounts, if any, required to be paid to us by El Paso Merchant under the mirror power purchase agreement and guaranteed by El Paso under the El Paso performance guaranty, and amounts on deposit in the liquidity account or acceptable credit support provided in place of cash deposits (see discussion of the liquidity account in Item 8, Financial Statements and Supplementary Data, Note 5). We are prohibited by our bond indenture from incurring additional indebtedness (other than additional bonds issued under the indenture). We would, therefore, be unable to make up any shortfalls in cash through additional borrowings to pay amounts due under the bonds. All scheduled payments of principal and interest on the bonds have been calculated to be paid solely from the margin created between sales of electric energy and electric capacity to Public Service Electric and purchases of electric energy and electric capacity from El Paso Merchant, each for the full amount of the required energy deliveries.

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

     Our power agreements are also sensitive to interest rate fluctuations since the anticipated cash flows from these agreements are discounted at a United States Treasury rate, adjusted for credit risk, to arrive at their fair value. Changes in these rates impact our fair value estimates. The sensitivity of the fair value of our power agreements to changes in interest rates are as follows:

                                                       1% INCREASE           1% DECREASE
                                                   -------------------   -------------------
                                         FAIR       FAIR     INCREASE     FAIR     INCREASE
                                       VALUE(1)    VALUE    (DECREASE)   VALUE    (DECREASE)
                                      ----------   ------   ----------   ------   ----------
                                                          (IN MILLIONS)
                                      (RESTATED)
Amended power purchase agreement....    $527.6     $504.2     $(23.4)    $552.6     $25.0
Mirror power purchase agreement.....      17.5       16.7       (0.8)      18.5       1.0
                                        ------     ------     ------     ------     -----
                                        $545.1     $520.9     $(24.2)    $571.1     $26.0
                                        ======     ======     ======     ======     =====

---------------

(1) As explained in Note 2 to the financial statements, amounts have been restated due to a revision of volumes associated with our power agreements which resulted in a net decrease in fair values of $2.9 million.

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

     The sensitivity of the fair value of our power agreements to changes in commodity prices is as follows:

                                                       10% INCREASE           10% DECREASE
                                                    -------------------   ---------------------
                                                     FAIR     INCREASE      FAIR      INCREASE
                                    FAIR VALUE(1)   VALUE    (DECREASE)   VALUE(1)   (DECREASE)
                                    -------------   ------   ----------   --------   ----------
                                                           (IN MILLIONS)
                                     (RESTATED)
Amended power purchase
  agreement.......................     $527.6       $492.7     $(34.9)     $562.6      $ 35.0
Mirror power purchase agreement...       17.5         43.0       25.5        (7.9)      (25.4)
                                       ------       ------     ------      ------      ------
          Total...................     $545.1       $535.7     $ (9.4)     $554.7      $  9.6
                                       ======       ======     ======      ======      ======

---------------

(1) As explained in Note 2 to the financial statements, amounts have been restated due to a revision of volumes associated with our power agreements which resulted in a net decrease in fair values of $2.9 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CEDAR BRAKES II, L.L.C.

                            STATEMENTS OF OPERATIONS

                                                                               PERIOD FROM
                                                                                INCEPTION
                                                                YEAR ENDED    (MAY 3, 2001)
                                                               DECEMBER 31,        TO
                                                                   2002       DECEMBER 31,
                                                                (RESTATED)        2001
                                                               ------------   -------------
                                                                      (IN THOUSANDS)
Operating revenues
  Electricity sales.........................................     $121,374       $   7,019
                                                                 --------       ---------
Operating expenses
  Electricity purchases -- affiliate........................       48,024           2,421
  Change in fair value of power agreements..................       43,867           2,294
  Administrative fees -- affiliate..........................          100               5
  Other.....................................................          177              --
                                                                 --------       ---------
                                                                   92,168           4,720
                                                                 --------       ---------
Operating income............................................       29,206           2,299
                                                                 --------       ---------
Other (income) expense
  Interest income...........................................         (529)            (20)
  Interest and debt expense.................................       44,259           2,344
  Initial gain on power agreements, net.....................           --        (228,218)
                                                                 --------       ---------
                                                                   43,730        (225,894)
                                                                 --------       ---------
Net income (loss)...........................................     $(14,524)      $ 228,193
                                                                 ========       =========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                                 BALANCE SHEETS

                                                               DECEMBER 31,
                                                                   2002       DECEMBER 31,
                                                                (RESTATED)        2001
                                                               ------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $ 31,197       $     --
  Accounts receivable -- Public Service Electric and Gas
     Company................................................       10,288          7,019
  Amended power purchase agreement..........................       63,156         73,741
  Mirror power purchase agreement -- affiliate..............        2,840             --
                                                                 --------       --------
          Total current assets..............................      107,481         80,760
Amended power purchase agreement............................      464,479        547,396
Mirror power purchase agreement -- affiliate................       14,705             --
Restricted cash.............................................       21,013         21,034
Deferred financing costs, net...............................        5,751          6,204
                                                                 --------       --------
          Total assets......................................     $613,429       $655,394
                                                                 ========       ========

                             LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable
     Trade..................................................     $    104       $     --
     Affiliate..............................................        8,635          2,426
  Accrued interest payable..................................       14,009          2,249
  Mirror power purchase agreement -- affiliate..............           --          3,093
  Current maturities of long-term debt......................       22,261          5,824
                                                                 --------       --------
          Total current liabilities.........................       45,009         13,592
Mirror power purchase agreement -- affiliate................           --         28,997
Long-term debt, less current maturities.....................      397,863        419,224

Commitments and contingencies

Member's capital............................................      170,557        193,581
                                                                 --------       --------
          Total liabilities and member's capital............     $613,429       $655,394
                                                                 ========       ========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED    PERIOD FROM INCEPTION
                                                               DECEMBER 31,     (MAY 3, 2001) TO
                                                                   2002           DECEMBER 31,
                                                                (RESTATED)            2001
                                                               ------------   ---------------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss).........................................     $(14,524)          $ 228,193
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Initial gain on power agreements.......................           --            (228,218)
     Change in fair value of power agreements...............       43,867               2,294
     Amortization of bond discount..........................          900                  48
     Amortization of deferred financing costs...............          949                  47
     Working capital changes
       Accounts receivable -- Public Service Electric and
          Gas Company.......................................       (3,269)             (7,019)
       Accounts payable -- trade and affiliate..............        6,313               2,426
       Accrued interest payable.............................       11,760               2,249
                                                                 --------           ---------
          Net cash provided by operating activities.........       45,996                  20
                                                                 --------           ---------
Cash flows from investing activities
  Additional investment in amended power purchase
     agreement..............................................           --             (64,000)
                                                                 --------           ---------
          Net cash used in investing activities.............           --             (64,000)
                                                                 --------           ---------
Cash flows from financing activities
  Payment of debt issuance costs............................         (496)             (6,251)
  Proceeds from issuance of long-term debt..................           --             425,000
  Principal payments of long-term debt......................       (5,824)                 --
  Initial capital contribution..............................           --                   1
  Distributions to member...................................       (8,500)           (333,736)
  Change in restricted cash.................................           21             (21,034)
                                                                 --------           ---------
          Net cash (used in) provided by financing
            activities......................................      (14,799)             63,980
                                                                 --------           ---------
Change in cash and cash equivalents.........................       31,197                  --
Cash and cash equivalents
  Beginning of period.......................................           --                  --
                                                                 --------           ---------
  End of period.............................................     $ 31,197           $      --
                                                                 ========           =========
Non-cash financing transaction
  Contribution of power purchase agreements from member.....     $     --           $ 299,123
                                                                 ========           =========
Supplemental disclosure of cash flow information
  Cash paid for interest....................................     $ 30,650           $      --
                                                                 ========           =========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                         STATEMENTS OF MEMBER'S CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
          THE PERIOD FROM INCEPTION (MAY 3, 2001) TO DECEMBER 31, 2001

                                                               (IN THOUSANDS)
Initial capital contribution on May 3, 2001.................     $       1
Contribution of power purchase agreements from member.......       299,123
Distribution to member......................................      (333,736)
Net income for the period from inception (May 3, 2001) to
  December 31, 2001.........................................       228,193
                                                                 ---------
Balance, December 31, 2001..................................       193,581
Distribution to member......................................        (8,500)
Net loss for the year ended December 31, 2002 -- as
  restated..................................................       (14,524)
                                                                 ---------
Balance, December 31, 2002 -- as restated...................     $ 170,557
                                                                 =========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                       NOTES TO THE FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     We are a single member Delaware limited liability company organized in May 2001 under the terms of a limited liability company agreement. We are a wholly owned direct subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by the Limestone Electron Trust and a subsidiary of El Paso Corporation. El Paso Chaparral Management, L.P., a wholly owned indirect subsidiary of El Paso, manages the operations of Mesquite Investors. Our sole business is to sell electric energy and provide electric capacity to Public Service Electric and Gas Company, a New Jersey corporation, under an amended power purchase agreement that we entered into with Public Service Electric. We began operating under this amended power purchase agreement on December 13, 2001 when the Cogen Technologies NJ Venture, or Bayonne, power purchase agreement and the Camden Cogen, L.P., or Camden, power purchase agreement, which had an aggregate book value of $299.1 million, were contributed to us by our member. We do not have any employees and our operations are carried out by our affiliate, El Paso Merchant Energy, L.P., a subsidiary of El Paso, under an administrative services agreement (see Note 7). We purchase the electric capacity and electric energy necessary to meet our obligations under a mirror power purchase agreement with El Paso Merchant (see Notes 6 and 7).

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

2.  RESTATEMENT

     In May 2003, we determined that our estimates of the fair value of our amended power purchase and mirror power purchase agreements, beginning in June 2002, were inadvertently based on erroneous volumes in the last month of each contract's term that exceeded those volumes specified in the agreements for electric energy purchased under our mirror power purchase agreement with El Paso Merchant Energy, L.P. and for electric energy sold under our amended power purchase agreement with Public Service Electric and Gas Company. As a result of the restatement, both our operating income and net income are lower than we originally reported by $3.2 million and $2.9 million for the quarter ended June 30, 2002 and the year ended December 31, 2002. The impact on both our operating income and net income for the third and fourth quarters of 2002 was $0.1 million and $0.2 million. Our balance sheet as of December 31, 2002, is restated to reflect a decrease in the fair value of our amended power purchase and mirror power purchase agreements. The restatement had no impact on our cash flows from operating, investing or financing activities.

                            CEDAR BRAKES II, L.L.C.

     The financial statements have been restated from amounts previously reported to reflect the impact on the estimated fair value of our power agreements from the decrease in volumes described above. A summary of the principal effects of the restatement on our statement of operations and balance sheet is as follows:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 2002
                                                              -----------------------
                                                                               AS
                                                                 AS        PREVIOUSLY
                                                              RESTATED      REPORTED
                                                              --------     ----------
Statement of operations data:
  Operating revenues
  Electricity sales.........................................  $121,374      $121,374
                                                              --------      --------
Operating expenses
  Electricity purchases -- affiliate........................    48,024        48,024
  Change in fair value of power agreements..................    43,867        40,956
  Administrative fees -- affiliate..........................       100           100
  Other.....................................................       177           177
                                                              --------      --------
                                                                92,168        89,257
                                                              --------      --------
Operating income............................................    29,206        32,117
                                                              --------      --------
Other expense...............................................    43,730        43,730
                                                              --------      --------
Net loss....................................................  $(14,524)     $(11,613)
                                                              ========      ========
Balance sheet data:
Total current assets........................................  $107,481      $107,481
Amended power purchase agreement............................   464,479       467,210
Mirror power purchase agreement -- affiliate................    14,705        14,885
Restricted cash.............................................    21,013        21,013
Deferred financing costs, net...............................     5,751         5,751
                                                              --------      --------
          Total assets......................................  $613,429      $616,340
                                                              ========      ========
Member's capital............................................  $170,557      $173,468
                                                              ========      ========

3. LIMITED LIABILITY COMPANY

     As a limited liability company, our member is not personally obligated for our debt, obligations or other liabilities simply because they are our member. These debts, obligations and other liabilities are solely ours. We shall continue indefinitely until dissolved in accordance with our limited liability company agreement.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

                            CEDAR BRAKES II, L.L.C.

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

  RESTRICTED CASH

     As required by our bond indenture (see Note 5), we established a restricted cash fund from the proceeds of our bond issuance equal to the amount of a semi-annual interest payment. We must maintain this fund through the maturity date of the bonds. As of December 31, 2002 and 2001, we had restricted cash of $21.0 million.

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

  BOND DISCOUNT

     Our bonds were issued at a discount. The bond discount is amortized using the effective interest method over the term of the bonds. Amortization of the bond discount was approximately $0.9 million for the year ended December 31, 2002 and is included in our statement of operations as interest and debt expense (see Note 5).

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

                            CEDAR BRAKES II, L.L.C.

  REVENUE RECOGNITION

     We recognize revenue when we deliver electric energy and provide electric capacity. Revenue is based on the quantity of electricity delivered at rates specified in our amended power purchase agreement.

 ACCOUNTING FOR AMENDED POWER PURCHASE AND MIRROR POWER PURCHASE AGREEMENTS

     Our member contributed our power purchase agreements to us on December 12, 2001 at their book value of $299.1 million. Immediately following the contribution, we paid Public Service Electric $64.0 million to amend the power purchase agreements and, among other things, enter into one amended power purchase agreement. We also entered into the mirror power purchase agreement with El Paso Merchant, our affiliate. These agreements qualify as derivative instruments and are recorded on our balance sheets at their estimated fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The difference between the book value of the amended power purchase and the mirror power purchase agreements and their estimated fair value at December 13, 2001 of $228.2 million is included in other income in our 2001 statement of operations. We included this amount as other income since this initial gain was incidental to the operation and execution of our power purchase agreements. This initial gain is comprised of the initial value of our amended power purchase agreement of $262.8 million, less the initial value of our mirror power purchase agreement of $34.6 million. Following this initial valuation, net changes in the fair values of these agreements, which were $2.3 million through December 31, 2001 and $43.9 million for the year ended December 31, 2002, have been reflected as a change in fair value of power agreements in operating expenses. This amount is included in our operating income since changes in the value of our power agreements result primarily from the execution of our power agreements.

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

     During the latter half of 2002, long-term treasury rates continued to decline. We did not adjust our discount rate for this decline in treasury rates since this decrease, combined with the significant uncertainties in the capital markets, did not result in an increased fair value that we believe could have been realized in the market. Additionally, during 2002, El Paso's credit risk increased as their senior unsecured debt was downgraded by the rating agencies (see Note 7). Prior to the fourth quarter, we did not adjust the discount rate used to value the mirror power purchase agreement for this charge in credit risk as the estimated fair value resulted in a liability and we did not believe that the decrease in our liability to El Paso Merchant, resulting from an increase in the discount rate, would be realized. In the fourth quarter, changes in estimated power prices resulted in an increase in the fair value such that the estimated fair value of the mirror power purchase agreement resulted in an asset. Accordingly, we adjusted the discount rate used to determine the fair value of this agreement, to reflect El Paso's increased credit spread in the fourth quarter. The discount rate used to calculate the fair value of the amended power purchase agreement was 7.02 percent at December 31, 2002 and 2001 and the rate used to calculate the fair value of the mirror power purchase agreement was 14.72 percent at December 31, 2002 and 7.67 percent at December 31, 2001.

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

                            CEDAR BRAKES II, L.L.C.

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

5.     LONG-TERM DEBT

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
                                                                 ========

     As required by our bond indenture, we established three separate cash accounts from the proceeds of our bond issuance: a collections account, a liquidity account and a damages and indemnity account. The collections account was established to receive all payments that we are entitled to receive, including revenue from electric energy and electric capacity sales to Public Service Electric under the amended power purchase agreement. The liquidity account was established to pay interest and principal due on the bonds in the event sufficient funds are not available in the collections account to make the interest and principal payments. We are required to maintain in the liquidity account a cash balance equal to the maximum amount of interest that will be due on any single subsequent interest payment date. The damages and indemnity account was

                            CEDAR BRAKES II, L.L.C.

established to receive all payments from El Paso Merchant under the terms of the mirror power purchase agreement (see Note 6) and El Paso under the terms of the El Paso performance guaranty (see Note 7). These cash accounts are required to be maintained for the life of the bond indenture. The balance in the liquidity account is reported as restricted cash on our balance sheets.

     We are able to issue additional senior secured debt as long as our bonds' credit rating is reaffirmed at the original ratings of "BBB" and "Baa2" and the minimum debt service coverage ratio is at least 1.03.

6. POWER AGREEMENTS

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

     Under the mirror power purchase agreement, El Paso Merchant must schedule and deliver to us during each year both the minimum hourly electric energy deliveries and the full amount of electric energy deliveries that we are obligated to deliver under our amended power purchase agreement with Public Service Electric and El Paso Merchant must make available to us capacity credits equal to the electric capacity we are required to provide under our amended power purchase agreement with Public Service Electric. If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to

                            CEDAR BRAKES II, L.L.C.

El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described above. No credits were taken during the periods ended December 31, 2002 and 2001. The mirror power purchase agreement also requires that we invoice El Paso Merchant for lost margin if they fail to schedule the required annual energy delivery quantity as defined by the amended power purchase agreement. For the year ended December 31, 2002, El Paso Merchant failed to deliver the required annual energy delivery quantity by 1,025 MWh's. As a result, we have invoiced El Paso Merchant for damages of $50,102 for deliveries during 2002. El Paso Merchant's performance under this agreement has been guaranteed by El Paso under a performance guaranty (see Note 7).

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

7.  RELATED PARTY TRANSACTIONS

  MIRROR POWER PURCHASE AGREEMENT

     El Paso Merchant provides electric energy and electric capacity to us under the mirror power purchase agreement as discussed above. Purchases under this agreement are based on market rates at the time the agreement was negotiated. Total purchases are reflected as electricity purchases -- affiliate in our statements of operations. Amounts owed under the agreement are included in accounts payable -- affiliate on our balance sheets. See Note 6 for further discussion.

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

                            CEDAR BRAKES II, L.L.C.

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

8.  CONCENTRATION OF CREDIT RISK

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

     We purchase all of the electric energy and electric capacity that we provide to Public Service Electric from our affiliate, El Paso Merchant, under a mirror power purchase agreement (see Notes 6 and 7). El Paso guarantees El Paso Merchant's performance under this mirror power purchase agreement. Recently, El Paso's senior unsecured debt was downgraded by the rating agencies and it remains on negative watch (see Note 7). If El Paso Merchant ceases to perform its obligations under its agreement with us, and El Paso fails to meet its obligations under the guaranty, there can be no assurance that we will be able to make payments of principal and interest on our bonds. In such event, we would be able to seek a replacement power provider and to pursue our remedies under the agreement with El Paso Merchant and the guaranty issued by El Paso.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                            CEDAR BRAKES II, L.L.C.

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

10.  SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

     Our quarterly financial information for the quarters ended December, September and June 2002 have been restated from amounts previously reported to reflect the impact of the decrease in volumes described in Note 2. Quarterly financial information for the quarter ended March 31 was not impacted by this restatement.

                                                                    QUARTER ENDED
                                --------------------------------------------------------------------------------------
                                     DECEMBER 31              SEPTEMBER 30                 JUNE 30           MARCH 31
                                ---------------------   -------------------------   ---------------------   ----------
                                                                   (IN THOUSANDS)
                                               AS                        AS                        AS
                                   AS      PREVIOUSLY      AS        PREVIOUSLY        AS      PREVIOUSLY
                                RESTATED    REPORTED    RESTATED      REPORTED      RESTATED    REPORTED
                                --------   ----------   --------   --------------   --------   ----------
2002
  Operating revenues..........  $31,830     $31,830     $33,060        $33,060      $30,120     $30,120      $26,364
  Operating income............    2,214       2,046      10,565         10,468        8,815      11,991        7,612
  Net income (loss)...........   (8,678)     (8,846)       (362)          (459)      (2,185)        991       (3,299)

                                                                     QUARTER ENDED
                                              -----------------------------------------------------------
                                              DECEMBER 31   SEPTEMBER 30(1)    JUNE 30(1)    MARCH 31(1)
                                              -----------   ----------------   -----------   ------------
                                                                    (IN THOUSANDS)
2001
  Operating revenues.......................    $  7,019         $    --          $    --       $    --
  Operating income.........................       2,299              --               --            --
  Initial gain on power agreements, net....     228,218
  Net income...............................     228,193              --               --            --

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

     As disclosed in Note 2, the Company has restated its 2002 financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2003, except for Note 2,
 as to which the date is May 8, 2003

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

     1. Financial statements.

     Our financial statements are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
Statements of Operations....................................   15
Balance Sheets..............................................   16
Statements of Cash Flows....................................   17
Statements of Member's Capital..............................   18
Notes to the Financial Statements...........................   19
Report of Independent Accountants...........................   28

     2. Financial statement schedules and supplementary information required to be submitted.

     None.

3. Exhibit list.............................................   31

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on May 15, 2003.

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

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

               /s/ ROBERT W. BAKER                                President                 May 15, 2003
 ------------------------------------------------
                 Robert W. Baker


               /s/ JOHN L. HARRISON                      Senior Vice President, Chief       May 15, 2003
 ------------------------------------------------      Financial Officer, Treasurer and
                 John L. Harrison                              Class A Manager
                                                        (Principal Financial Officer)


                /s/ BRYAN E. SEAS                       Vice President and Controller       May 15, 2003
 ------------------------------------------------       (Principal Accounting Officer)
                  Bryan E. Seas


                /s/ KURT REGULSKI                              Class A Manager              May 15, 2003
 ------------------------------------------------
                  Kurt Regulski


               /s/ JOHN J. O'ROURKE                            Class A Manager              May 15, 2003
 ------------------------------------------------
                 John J. O'Rourke

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

Date: May 15, 2003

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

Date: May 15, 2003

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