Form 10-Q
period 2003-03-31
CEDAR BRAKES II LLC
filed 2003-05-15
CIK 1168673

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     As of May 12, 2003, 100 percent of the membership interest of Cedar Brakes II, L.L.C. is owned directly by Mesquite Investors, L.L.C. Such membership interest is not publicly traded and therefore has no separate, quantifiable market value.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CEDAR BRAKES II, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
Operating revenues
  Electricity sales.........................................  $ 25,844   $26,364
                                                              --------   -------
Operating expenses
  Electricity purchases -- affiliate........................    10,587    10,432
  Change in fair value of power agreements..................    12,301     8,295
  Administrative fees -- affiliate..........................        25        25
  Other.....................................................        75        --
                                                              --------   -------
                                                                22,988    18,752
                                                              --------   -------
Operating income............................................     2,856     7,612
                                                              --------   -------
Other (income) expense
  Interest income...........................................       (99)     (108)
  Interest and debt expense.................................    10,856    11,019
                                                              --------   -------
                                                                10,757    10,911
                                                              --------   -------
Net loss....................................................  $ (7,901)  $(3,299)
                                                              ========   =======

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               MARCH 31,   DECEMBER 31,
                                                                 2003          2002
                                                               ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $  4,934      $ 31,197
  Accounts receivable -- Public Service Electric and Gas
     Company................................................     17,450        10,288
  Amended power purchase agreement..........................     49,405        63,156
  Mirror power purchase agreement -- affiliate..............     16,100         2,840
                                                               --------      --------
          Total current assets..............................     87,889       107,481
Amended power purchase agreement............................    424,579       464,479
Mirror power purchase agreement -- affiliate................     42,795        14,705
Restricted cash.............................................     20,395        21,013
Deferred financing costs, net...............................      5,518         5,751
                                                               --------      --------
          Total assets......................................   $581,176      $613,429
                                                               ========      ========
                           LIABILITIES AND MEMBER'S CAPITAL
Current liabilities
  Accounts payable
     Trade..................................................   $     98      $    104
     Affiliate..............................................      7,189         8,635
  Accrued interest payable..................................      3,399        14,009
  Current maturities of long-term debt......................     21,398        22,261
                                                               --------      --------
          Total current liabilities.........................     32,084        45,009
Long-term debt, less current maturities.....................    386,436       397,863
Commitments and contingencies
Member's capital............................................    162,656       170,557
                                                               --------      --------
          Total liabilities and member's capital............   $581,176      $613,429
                                                               ========      ========

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                               ------------------
                                                                 2003      2002
                                                               --------   -------
Cash flows from operating activities
  Net loss..................................................   $ (7,901)  $(3,299)
  Adjustments to reconcile net loss to net cash from
     operating activities
     Change in fair value of power agreements...............     12,301     8,295
     Amortization of bond discount..........................        221       227
     Amortization of deferred financing costs...............        233       102
     Working capital changes
       Accounts receivable -- Public Service Electric and
        Gas Company.........................................     (7,162)   (1,230)
       Accounts payable -- trade and affiliate..............     (1,452)    4,211
       Accrued interest payable.............................    (10,610)   10,650
                                                               --------   -------
          Net cash (used in) provided by operating
           activities.......................................    (14,370)   18,956
                                                               --------   -------
Cash flows from financing activities
  Principal payments on long-term debt......................    (12,511)       --
  Change in restricted cash.................................        618      (331)
                                                               --------   -------
          Net cash used in financing activities.............    (11,893)     (331)
                                                               --------   -------
Change in cash and cash equivalents.........................    (26,263)   18,625
Cash and cash equivalents
  Beginning of period.......................................     31,197        --
                                                               --------   -------
  End of period.............................................   $  4,934   $18,625
                                                               ========   =======
Supplemental disclosure of cash flow information
  Cash paid for interest....................................   $ 21,013   $    --
                                                               ========   =======

                            See accompanying notes.

                            CEDAR BRAKES II, L.L.C.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     We are a Delaware limited liability company organized in May 2001 under the terms of a limited liability company agreement. We are a wholly owned subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by Limestone Electron Trust and a subsidiary of El Paso Corporation. El Paso Chaparral Management, L.P., a wholly owned indirect subsidiary of El Paso, manages the operations of Mesquite Investors. Our sole business is to sell electric energy and provide electric capacity to Public Service Electric and Gas Company, a New Jersey corporation, under an amended power purchase agreement that we entered into with Public Service Electric. We began operating under this amended power purchase agreement on December 13, 2001.

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K/A which includes a summary of our significant accounting policies and other disclosures. The condensed financial statements as of March 31, 2003 and for the quarters ended March 31, 2003 and 2002 are unaudited. We derived the condensed balance sheet as of December 31, 2002 from the audited balance sheet filed in our 2002 Form 10-K/A. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year.

     Our accounting policies are consistent with those discussed in our 2002 Form 10-K/A.

  Potential Changes in Mesquite Investors' Ownership

     Chaparral Investors, L.L.C. is the parent of Mesquite Investors, our sole member. Prior to March 17, 2003, Chaparral was owned approximately 20 percent by a wholly owned subsidiary of El Paso and 80 percent by Limestone Electron Trust, an unaffiliated third party. On March 17, 2003, El Paso contributed $1 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interest in Chaparral, we would become a wholly owned, indirect subsidiary of El Paso.

2.  COMMITMENTS AND CONTINGENCIES

  Amended Power Purchase Agreement

     We have an amended power purchase agreement with Public Service Electric that extends through March 5, 2013. Under the amended power purchase agreement, we sell and deliver electric energy to Public Service Electric at established prices and delivery points within the Pennsylvania-New Jersey-Maryland power system. Additionally, we are required to arrange for 189 megawatts per day of capacity through October 31, 2008 and 149 megawatts per day of electric capacity from November 1, 2008 through the end of the agreement to be made available to Public Service Electric. The prices under the agreement are specified on an annual basis and escalate each year over the contract term beginning in 2003. The price was $80.88 per megawatt hour (MWh) in 2002, is $77.75 per MWh in 2003, and increases annually thereafter to $105.42 per MWh in 2013. Annual energy deliveries cannot exceed the specified maximum amounts, which range from 1,501,825 MWh in 2003 to 1,171,424 MWh in 2012 and 205,400 MWh in 2013.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy deliveries for reasons within our control, Public Service Electric's payment to us may be reduced by a credit as specified in the amended power purchase agreement, if any, for energy purchased by Public Service Electric over the prices stated in our amended power purchase agreement. No credits were applied during the quarters ended March 31, 2003 or 2002.

     If we fail to provide all or part of the required electric capacity for reasons within our control, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the amended power purchase agreement. Generally, the credit would equal the deficiency charge, if any, payable by Public Service Electric as a direct result of our failure to provide the required electric capacity. No credits were applied during the quarters ended March 31, 2003 or 2002.

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

     Under the mirror power purchase agreement, El Paso Merchant must schedule and deliver to us during each year both the minimum hourly electric energy deliveries and the full amount of electric energy deliveries that we are obligated to deliver under our amended power purchase agreement with Public Service Electric and El Paso Merchant must make available to us capacity credits equal to the electric capacity we are required to provide under our amended power purchase agreement with Public Service Electric. If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described above. No credits were taken during the quarters ended March 31, 2003 or 2002.

     If El Paso Merchant fails in any month to provide all or part of the capacity, for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric as a direct result of our failure to provide capacity under the amended power purchase agreement. No credits were taken during the quarters ended March 31, 2003 or 2002. El Paso Merchant's performance under this agreement has been guaranteed by El Paso Corporation under a performance guaranty (see Note 3).

3.  RELATED PARTY TRANSACTIONS

  Mirror Power Purchase Agreement

     El Paso Merchant provides electric energy and electric capacity to us under the mirror power purchase agreement as discussed above. Purchases under this agreement were based on market rates at the time the agreement was negotiated. Total purchases during the first quarters of 2003 and 2002 are reflected as electricity purchases -- affiliate in our condensed statements of operations. Amounts owed under the agreement are included in accounts payable -- affiliate on our condensed balance sheets. See Note 2 for further discussion.

  Administrative Services Agreement

     We have an administrative services agreement with El Paso Merchant to provide project management, finance and accounting services to us for a fee of $100,000 per year through 2013. In addition to the base fee, we are obligated to reimburse El Paso Merchant for direct expenses other than project management, finance and accounting services that may be incurred on our behalf. Fees and expenses under this agreement are due and payable only to the extent that we have sufficient cash after paying obligations under our bond indenture. Total fees incurred under this agreement during 2003 and 2002 are reflected as administrative fees -- affiliate in our condensed statements of operations. Amounts owed under this agreement are included in accounts payable -- affiliate on our condensed balance sheets.

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

     On February 7, 2003, Standard and Poor's Ratings Services downgraded El Paso's senior unsecured debt to a rating of "B" and on February 11, 2003, Moody's Investors Service downgraded El Paso's senior unsecured debt ratings to "Caa1". Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades.

  Distributions

     As permitted by our senior secured bond indenture and our limited liability company agreement, cash distributions may be made to our member on March 1 and September 1 of each year starting September 1, 2002 for all excess cash, provided that no event of default has occurred and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00. No distributions were made during the first quarters of 2003 or 2002.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2003 and December 31, 2002, the carrying amounts of our financial instruments, including cash, cash equivalents and trade receivables and payables, are representative of fair value because of their short-term nature. The fair value of our long-term debt was $354.7 million as of March 31, 2003, and $336.4 million as of December 31, 2002. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues. The fair values of our derivative instruments are reflected on our condensed balance sheets.

     On February 10, 2003, Standard and Poor's downgraded its ratings on our bonds to "B" and on February 12, 2003, Moody's downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch Ratings downgraded its ratings on our bonds to "BB+" and, on February 14, 2003, Fitch cut its ratings further to "B". The downgrades by all of the rating agencies are the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our mirror power purchase and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings, indicating the possibility of further downgrades. These downgrades and further downgrades of El Paso's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2002 Form 10-K/A dated May 15, 2003, in addition to the condensed financial statements and notes presented in
Item 1 of this Quarterly Report on Form 10-Q.

RECENT DEVELOPMENTS

Downgrade of Our Bonds

     On February 10, 2003, Standard and Poor's downgraded its ratings on our bonds to "B" and on February 12, 2003, Moody's downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch Ratings downgraded its ratings on our bonds to "BB+" from "BBB" and, on February 14, 2003, Fitch cut its ratings further to "B". The downgrades by all of the rating agencies are the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our mirror power purchase and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings indicating the possibility of further downgrades.

Potential Changes in Mesquite Investors' Ownership

     Chaparral Investors, L.L.C. is the parent of Mesquite Investors, our sole member. Prior to March 17, 2003, Chaparral was owned approximately 20 percent by a wholly owned subsidiary of El Paso and 80 percent by Limestone Electron Trust, an unaffiliated third party. On March 17, 2003, El Paso contributed $1 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interest in Chaparral, we would become a wholly owned, indirect subsidiary of El Paso.

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

El Paso Corporation Announces Exit of Energy Trading Activities

     El Paso's credit downgrades in the third and fourth quarters of 2002 and the deterioration of the energy trading environment led to its decision in November 2002 to exit the energy trading business and pursue an orderly liquidation of its trading portfolio. El Paso anticipates this liquidation may occur through 2004. If El Paso seeks to assign its obligations under the mirror power purchase and administrative services agreements to another party, our indenture requires the consent of the bondholders to any such assignment. El Paso has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the mirror power purchase and administrative services agreements. We are in the process of evaluating what impact, if any, this announcement will have on these agreements. If El Paso Merchant ceases to perform its obligations under its agreements with us and El Paso fails to meet its obligations under the guaranty, there can be no assurance that we will be able to make payments of principal and interest on our debt. In such event, we would be able to seek a replacement power provider and administrative services provider and to pursue our remedies under the contracts with El Paso Merchant and the guaranty issued by El Paso.

El Paso Proxy Contest

     On February 18, 2003, Selim Zilkha, a stockholder of El Paso, announced his intention to initiate a proxy solicitation to replace El Paso's entire board of directors with his own nominees and on May 12, 2003, Mr. Zilkha filed his definitive proxy statement to that effect with the SEC. This proxy contest may be highly disruptive and may negatively impact El Paso's ability to achieve the stated objectives of its 2003 Operational and Financial Plan. In addition, El Paso may have difficulty attracting and retaining key personnel until such proxy contest is resolved. Therefore, this proxy contest, whether or not successful, could have a material adverse effect on El Paso's liquidity and financial condition, which, in turn, could adversely affect our liquidity and financial condition.

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

     In December 2001, we issued 9.875% Series A Senior Secured Bonds, due 2013, with an aggregate principal amount of $431.4 million at a discount of $6.4 million. We completed an exchange of the Series A bonds for registered 9.875% Series B Senior Secured Bonds, due 2013, on July 31, 2002. The terms of the Series B bonds and the Series A bonds are substantially the same in all material respects, except that the Series B bonds are registered with the Securities and Exchange Commission. Scheduled payments of principal and interest on the bonds are expected to be paid from the positive margin created between the sales of electric energy and capacity to Public Service Electric and purchases of electric energy and capacity from El Paso Merchant.

     We account for our amended power purchase agreement and our mirror power purchase agreement as derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, the amended power purchase and the mirror power purchase agreements are recorded on our condensed balance sheets at their estimated fair values, with changes in those estimated fair values recorded in our condensed statements of operations.

     As of March 31, 2003, these agreements had an estimated net fair value of $532.9 million. For the quarter ended March 31, 2003, the change in estimated net fair value of these agreements was a decrease of $12.3 million and was recorded as a component of operating expenses in our condensed statement of operations. The fair values of these agreements are calculated based on expected cash receipts and payments under the agreements compared to the estimated future market prices of power. These estimated market prices for power consider a combination of available market data and pricing information supplied by a third party. The differences between market and contractual prices are then discounted using discount rates that consider the counterparty credit risk and current and anticipated market conditions as reflected in the United States Treasury rate. We make adjustments to this discount rate when we believe that market changes in the rates result in changes in fair values that can be realized. As of March 31, 2003 and 2002, the discount rate used to calculate the fair value of the amended power purchase agreement was 7.02 percent and the rates used to calculate the fair value of the mirror power purchase agreement were 12.72 percent and 7.77 percent. The discount rate used in March 2003 of 12.72 percent for the mirror power purchase agreement decreased from the rate of 14.72 percent used at December 31, 2002 due to a decrease in the counterparty credit spread.

RESULTS OF OPERATIONS

First Quarter 2003 Compared to First Quarter 2002

     For the quarter ended March 31, 2003, we had a net loss of $7.9 million compared to a net loss of $3.3 million for the quarter ended March 31, 2002. During the first quarter of 2003, we generated operating revenues of $25.8 million from the sale of approximately 332,400 megawatt hours of electric energy and from providing electric capacity to Public Service Electric compared to revenues of $26.4 million from the sale of approximately 326,000 megawatt hours of electric energy and providing electric capacity for the same period in 2002. Operating expenses were approximately $23.0 million for the first quarter of 2003 and $18.8 million for the first quarter of 2002. The increase in operating expenses was primarily due to a larger decrease in the estimated fair value of our power agreements in 2003. The larger decrease in the fair value of our power agreements during 2003 was primarily due to the increase in the discount rate used to estimate the fair value of our mirror power purchase agreement from March 2002 to March 2003. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense decreased to $10.9 million for the quarter ended March 31, 2003 compared to $11.0 million for the same period in the prior year primarily due to a lower outstanding principal balance in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

     Net cash used in operating activities was $14.4 million for the quarter ended March 31, 2003 compared to net cash provided by operating activities of $19.0 million for the quarter ended March 31, 2002. The difference is due primarily to changes in working capital items, cash paid for interest, and other working capital changes created by the timing of payments made and received.

Cash from Financing Activities

     Net cash used in financing activities was $11.9 million for the quarter ended March 31, 2003 and consisted primarily of a $12.5 million principal payment on our long-term debt, partially offset by a decrease in restricted cash.

Distributions and Debt Service

     Under our bond indenture, cash distributions may be made to our member on March 1 and September 1 of each year starting September 1, 2002 for all excess cash, provided that no event of default or defaults have occurred and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00, and provided further that the proceeds of additional bonds issued under the indenture (which are only available if our bonds are rated equal to our original bond ratings) may be distributed to our member at any time. We did not make a distribution to our member on March 1, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The fair value of our debt is exposed to changing interest rates and underlying credit risks. The fair value of our long-term fixed rate debt was $354.7 million as of March 31, 2003 and $336.4 million as of December 31, 2002. The fair value of our long-term debt was estimated based on quoted market prices for the same or similar issues.

     On February 10, 2003, Standard and Poor's downgraded its ratings on our bonds to "B" and on February 12, 2003, Moody's downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch downgraded its ratings on our bonds to "BB+" and, on February 14, 2003, Fitch cut its ratings to "B". The downgrades by all of the rating agencies are the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our mirror power purchase and administrative services agreements. All rating agencies maintain a negative outlook on our credit ratings and El Paso's credit ratings, indicating the possibility of further downgrades. Further downgrades of El Paso's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

     Our power agreements are also sensitive to interest rate fluctuations since the anticipated cash flows from these agreements are discounted at a United States Treasury rate, adjusted for credit risk, to arrive at their fair value. Changes in these rates impact our fair value estimates. The sensitivity of the fair value of our power agreements to changes in interest rates is as follows:

                                                              1% INCREASE           1% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Amended power purchase agreement...............  $474.0   $453.1     $(20.9)    $496.2     $22.2
Mirror power purchase agreement................    58.9     56.7       (2.2)      61.3       2.4
                                                 ------   ------     ------     ------     -----
          Total................................  $532.9   $509.8     $(23.1)    $557.5     $24.6
                                                 ======   ======     ======     ======     =====

COMMODITY PRICE RISK

     Our amended power purchase agreement and mirror power purchase agreement meet the definition of derivatives under the provisions of SFAS No. 133, as amended, and are carried at their estimated fair value. The fair value of these agreements at March 31, 2003 was estimated considering the expected estimated cash receipts and payments under these agreements using contractual prices under these agreements compared to anticipated future power prices, discounted at a risk-adjusted rate commensurate with the term of each contract and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivery under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power consider the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from the actual prices observed in the market and pricing information supplied by a third party. Changes in future prices impact the fair value of these agreements.

     The sensitivity of the fair value of our power agreements to changes in commodity prices is as follows:

                                                             10% INCREASE          10% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Amended power purchase agreement...............  $474.0   $434.8     $(39.2)    $513.2     $ 39.2
Mirror power purchase agreement................    58.9     90.1       31.2       27.7      (31.2)
                                                 ------   ------     ------     ------     ------
          Total................................  $532.9   $524.9     $ (8.0)    $540.9     $  8.0
                                                 ======   ======     ======     ======     ======

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     Limitations on the Effectiveness of Controls. Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls and Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent auditors and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report, as appropriate.

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

                                            CEDAR BRAKES II, L.L.C.

Date: May 15, 2003                                                      /s/ JOHN L. HARRISON
                                                            --------------------------------------------
                                                                          John L. Harrison
                                                               Senior Vice President, Chief Financial
                                                                              Officer,
                                                                   Treasurer and Class A Manager
                                                                   (Principal Financial Officer)

Date: May 15, 2003                                                       /s/ BRYAN E. SEAS
                                                            --------------------------------------------
                                                                           Bryan E. Seas
                                                                   Vice President and Controller
                                                                   (Principal Accounting Officer)

                                 CERTIFICATION

I, Robert W. Baker, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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